Form 10QSB
period 2006-03-31
Seneca-Cayuga Bancorp, Inc.
filed 2006-06-28
CIK 1356261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

☐	Transition report under Section 13 or l5(d) of the Exchange Act

For the transition period from              to

Commission file number 333-132759

Seneca-Cayuga Bancorp, Inc.

(Exact name of registrant as specified in its charter)

United States of America	16-1601243
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19 Cayuga Street, Seneca Falls, NY 13148

(Address of Principal Executive Offices)

(315) 568-5855

(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)    ☐  Yes    ☒  No

State the number of shares outstanding of each class of issuer’s classes of common stock as of the last practicable date:

Class	Outstanding at June 28, 2006
Common Stock, par value $.01	1,000

Transitional Small Business Disclosure Format (Check one):    ☐  Yes    ☒  No

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Financial Condition

March 31, 2006 and December 31, 2005

(Dollars in thousands, except per share data)

	(Unaudited) March 31, 2006	December 31, 2005
Assets:

Cash and due from banks	$1,154	$3,023
Interest-bearing deposits in banks	3,921	395

Cash and cash equivalents	5,075	3,418
Securities available for sale	27,644	30,372
Securities held to maturity (fair value 2006 - $25,216 and 2005 - $26,817)	26,103	27,311
Loans held for sale	191	66
Loans receivable, net of allowance for loan losses (2006 - $378 and 2005 - $371)	80,081	79,205
Federal Home Loan Bank of New York stock, at cost	1,406	1,490
Premises and equipment, net	4,623	4,691
Foreclosed assets	50	—
Bank-owned life insurance	2,145	2,128
Prepaid pension expense	1,199	1,162
Intangible assets, net and goodwill	429	435
Accrued interest receivable	546	634
Other assets	1,391	1,038

Total assets	$150,883	$151,950

Liabilities and Shareholder’s Equity:

Liabilities:

Non-interest bearing deposits	$8,047	$8,203
Interest-bearing deposits	107,456	104,712

Total deposits	115,503	112,915
Short-term borrowings	4,000	8,750
Long-term debt	19,770	18,478
Advances from borrowers for taxes and insurance	447	585
Official checks	601	779
Other liabilities	463	331

Total liabilities	140,784	141,838

Commitments and contingencies	—	—

Shareholder’s Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, $.01 par value, 9,000,000 shares authorized, 1,000 shares issued and outstanding	—	—
Additional paid-in-capital	80	80
Retained earnings	10,539	10,523
Accumulated other comprehensive loss	(520)	(491)

Total shareholder’s equity	10,099	10,112

Total liabilities and shareholder’s equity	$150,883	$151,950

See accompanying notes to unaudited consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

(In thousands)

	For the three months ended March 31,
	2006	2005
Interest and dividend income:
Loans, including fees	$1,248	$1,092
Debt securities:
Mortgage-backed	526	627
Taxable	26	26
Tax-exempt	3	4
Other	43	26

Total interest and dividend income	1,846	1,775

Interest expense:
Deposits	707	607
Short-term borrowings	76	31
Long-term debt	163	155

Total interest expense	946	793

Net interest income	900	982
Provision for loan losses	25	28

Net interest income after provision for loan losses	875	954

Non-interest income:
Banking fees and service charges	247	208
Insurance commissions	214	271
Mortgage banking income, net	18	36
Gain on sale of securities available for sale	51	—
Other	22	17

Total non-interest income	552	532

Non-interest expense:
Compensation and benefits	746	760
Occupancy and equipment expenses	252	258
Service charges	98	79
Professional fees	58	61
Advertising	93	111
Directors fees	31	33
Supplies	19	16
Telephone and postage	49	29
Amortization of intangible assets	6	8
Other	53	75

Total non-interest expense	1,405	1,430

Income before income taxes	22	56
Income tax expense	6	16

Net income	$16	$40

See accompanying notes to unaudited consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Shareholder’s Equity (Unaudited)

For Three Months Ended March 31, 2006 and 2005

(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholder’s Equity
Balance, January 1, 2005	$—	$80	$10,450	$(26)	$10,504
Comprehensive loss:
Net income	—	—	40	—	40
Unrealized holding losses (net of tax of $65)	—	—	—	(100)	(100)

Total comprehensive loss					(60)

Balance, March 31, 2005	$—	$80	$10,490	$(126)	$10,444

Balance, January 1, 2006	$—	$80	$10,523	$(491)	$10,112
Comprehensive loss:
Net income	—	—	16	—	16
Unrealized holding losses (net of tax of $18)	—	—	—	(29)	(29)

Total comprehensive loss					(13)

Balance, March 31, 2006	$—	$80	$10,539	$(520)	$10,099

See accompanying notes to unaudited consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$16	$40
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums, net of accretion of discounts	3	3
Gains on sale of securities	(51)	—
Loans originated for sale	(2,279)	(1,125)
Proceeds from sale of loans	2,147	1,343
Losses (gains) on sale of loans	7	(13)
Provision for loans losses	25	28
Depreciation and amortization	115	132
Income from bank-owned life insurance	(17)	(14)
Increase in prepaid pension expense	(37)	(266)
Amortization of intangible assets	6	8
Decrease (increase) in accrued interest receivable	88	(28)
Increase in other assets	(343)	(193)
(Decrease) increase in official checks and other liabilities	(46)	89

Net cash (used) provided by operating activities	(366)	4

Cash flows from investing activities:
Principal repayments on mortgage-backed securities held-to-maturity	1,202	788
Proceeds from sale of securities available for sale	1,061	—
Maturities and calls of securities held-to-maturity	5	755
Principal repayments on mortgage-backed securities available for sale	1,686	1,852
Purchases of securities held-to-maturity	—	(999)
Purchases of securities available for sale	(17)	(5)
Net (increase) decrease in loans	(943)	96
Purchases of Federal Home Loan Bank stock	(370)	(103)
Proceeds from sale of Federal Home Loan Bank stock	454	505
Purchases of premises and equipment	(47)	(25)

Net cash provided by investing activities	3,031	2,864

Cash flows from financing activities:
Increase in deposits	2,588	4,654
Net decrease in short-term borrowings	(4,750)	(7,000)
Proceeds from long-term debt	4,000	—
Repayment of long-term debt	(2,708)	(573)
Decrease in advance payments by borrowers for taxes and insurance	(138)	(136)

Net cash used for financing activities	(1,008)	(3,055)

Net change in cash and cash equivalents	1,657	(187)
Cash and cash equivalents at beginning of period	3,418	3,135

Cash and cash equivalents at end of period	$5,075	$2,948

Supplementary information:
Interest paid	$933	$849
Net loans transferred to foreclosed real estate	42	50
Income taxes paid	—	17

See accompanying notes to unaudited consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Seneca-Cayuga Bancorp, Inc. and its wholly owned subsidiary (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.

The unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the years ended December 31, 2005 and 2004, included in its Registration Statement on Form SB-2 dated May 15, 2006.

Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The consolidated financial statements at March 31, 2006 and for the three months ended March 31, 2006 and 2005 include the accounts of the Company, Seneca Falls Savings Bank (the “Bank”) and the Bank’s wholly-owned subsidiary, Seneca-Cayuga Personal Services, LLC. All intercompany balances and transactions have been eliminated in consolidation.

2.	Pension Benefits

The composition of net periodic benefit plan cost for the three months ended March 31 is as follows:

	For the Three Months Ended March 31,
	2006	2005
	(in thousands)
Service cost	$39	$32
Interest cost	44	41
Expected return on assets	(74)	(63)
Amortization of unrecognized loss	12	12
Amortization of past service liability	2	2

Net periodic pension expense	$23	$24

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2005, that it expected to contribute $67,000 to its pension plan in 2006. The contribution is expected to be increased to $292,000 in order to reduce the estimated unfunded current liability as of September 30, 2006 to zero. As of March 31, 2006, $60,000 had been contributed to the pension plan.

3.	Comprehensive Loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the statement of financial condition, such items, along with net income, are components of comprehensive income (loss).

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

The components of other comprehensive loss and related tax effects for the three months ended March 31 are as follows:

	For the Three Months Ended March 31,
	2006	2005
	(in thousands)
Gross change in unrealized losses on securities available for sale	$4	$(165)
Reclassification adjustment for gains included in net income	(51)	—

	(47)	(165)
Tax benefit	18	65

Other comprehensive loss	$(29)	$(100)

4.	Stock Issuance Plan

The Holding Company is conducting a stock offering of 45.0% of the aggregate total voting stock of the Holding Company pursuant to the laws of the United States of America and the rules and regulations of the Office of Thrift Supervision (“OTS”). The stock is being offered to eligible account holders, tax-qualified employee plans and to the public. After the offering, 55% of the Holding Company’s outstanding common stock will be owned by The Seneca Falls Savings Bank, MHC. The plan is subject to approval by the Office of Thrift Supervision.

The costs associated with the Stock Offering have been deferred and will be deducted from the proceeds from the sale of stock. If the Stock Offering does not occur, related expense will be deducted from current income. Costs incurred through March 31, 2006 were $238,000.

5.	New Accounting Pronouncements

In January 2006, the Company adopted Financial Accounting Standard Board (“FASB”) Staff Position (“FSP”) SFAS No. 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP addresses when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary. The FSP did not have a significant impact on the Company’s consolidated financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The Company is required to adopt the provisions of SFAS 155, as applicable, beginning in 2007. Management does not believe the adoption of SFAS 155 will have a material impact on the Company’s consolidated financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets -An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective for the Company beginning in 2007. Management does not believe that the adoption of SFAS 156 will have a significant effect on its consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Item 2 – Management’s Discussion and Analysis or Plan of Operations

General

Throughout the Management’s Discussion and Analysis (“MD&A”) the term, “the Company”, refers to the consolidated entity of Seneca-Cayuga Bancorp, Inc. (“Holding Company”), Seneca Falls Savings Bank and Seneca-Cayuga Personal Services, LLC. Seneca-Cayuga Personal Services, LLC is a wholly owned subsidiary of Seneca Falls Savings Bank. At March 31, 2006, The Seneca Falls Savings Bank, MHC, the Company’s mutual holding company parent, whose activities are not included in the MD&A, held 100% of the Company’s common stock.

Forward-Looking Statements

This Quarterly Report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions including real estate values in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market areas and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically declines any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

The most significant accounting policies followed by the Company are presented in Note 2 to the consolidated financial statements (“the Consolidated Financial Statements”) included in the Holding Company’s Prospectus filed pursuant to Rule 424(b) on May 26, 2006. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. We have identified the accounting of our allowance for loan losses as our critical accounting policy.

Our allowance for loan losses is the amount estimated by management as necessary to cover credit losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses which is charged against income. In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of our most critical. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.

As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans and discounted cash flow valuations of properties are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisals and discounted cash flow valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly affect the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals and discounted cash flow valuations are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans.

Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. We consider a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates by management that may be susceptible to significant change based on changes in economic and real estate market conditions.

Seneca-Cayuga Bancorp, Inc.

The evaluation has a specific and general component. The specific component relates to loans that are delinquent or otherwise identified as a problem loan through the application of our loan review process and our loan grading system. All such loans are evaluated individually, with principal consideration given to the value of the collateral securing the loan. Specific allowances are established as required by this analysis. The general component is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general component of the allowance for loan losses.

Actual loan losses may be significantly more than the allowances we have established which could have a material negative effect on our financial results.

Overview

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities (including mortgage-backed and other securities) and other interest-earning assets primarily cash and interest bearing deposits, and the interest paid on our interest-bearing liabilities, consisting primarily of savings accounts, money market accounts, transaction accounts, certificates of deposit, long- and short-term borrowings and Federal Home Loan Bank advances. Our results of operations also are affected by our provisions for loan losses, noninterest income and noninterest expense. Noninterest income currently consists primarily of deposit account fees, insurance agency commissions, dividends on mutual funds, increases in cash value-insurance, gains and losses on the sale of securities and miscellaneous other income. Noninterest expense currently consists primarily of compensation and employee benefits, occupancy and equipment expenses, advertising and marketing, service charges, professional fees, directors’ fees, supplies, and other operating expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Seneca-Cayuga Bancorp, Inc.

Analysis of Net Interest Income

The following tables set forth average balance sheets, average yields and costs, and certain other information at the date and for the periods indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income.

	For the Quarter Ended March 31,
	2006			2005
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$79,836	$1,248	6.25%	$68,580	$1,092	6.37%
Mortgage-backed securities	49,333	526	4.17%	60,133	627	4.17%
Other interest-earning assets	8,570	72	3.36%	8,929	56	2.51%

Total interest-earning assets	137,739	1,846	5.36%	137,642	1,775	5.16%

Noninterest-earning assets	13,025			12,049

Total assets	$150,764			$149,691

Liabilities and equity:
Interest bearing liabilities:
Interest-bearing demand deposits and escrow	$6,512	$8.49%		$4,323	$7.65%
Money market accounts	7,729	33	1.71%	8,884	26	1.17%
Savings accounts	50,107	264	2.11%	50,730	246	1.94%
Certificates of deposit	41,641	402	3.86%	40,922	328	3.21%

Total interest-bearing deposits	105,989	707	2.67%	104,859	607	2.32%
Borrowings	25,661	239	3.73%	25,445	186	2.92%

Total interest-bearing liabilities	131,650	946	2.87%	130,304	793	2.43%

Other noninterest-bearing liabilities	8,918			8,738

Total liabilities	140,568			139,042
Equity	10,196			10,649

Total liabilities and equity	$150,764			$149,691

Net interest income		$900			$982

Interest rate spread			2.49%			2.72%
Net interest-earning assets	$6,089			$7,338

Net interest margin			2.61%			2.85%
Average interest-earning assets to average interest-bearing liabilities		104.63%			105.63%

Results of Operations for the Three Months Ended March 31, 2006 and 2005

General. Net income decreased $24,000, or 60.0%, to $16,000 for the three months ended March 31, 2006 compared to $40,000 for the same period in the prior year. The decrease was primarily attributable to an $82,000 decrease in net interest income, offset partially by a $20,000 increase in non-interest income and a $25,000 decrease in non-interest expense.

Net Interest Income. Net interest income decreased $82,000, or 8.4%, to $900,000 for the three months ended March 31, 2006 from $982,000 for the three months ended March 31, 2005. The decrease was due primarily to a 44-basis point increase in the cost of interest-bearing liabilities offset by a 20-basis point increase in the average yield on average interest-earning assets as a flat yield curve during the period caused continued margin compression.

Interest Income. Interest income increased $71,000, or 4.0%, and was $1.8 million for the three months ended March 31, 2006 and 2005. The average interest-earning assets increased $97,000, or 0.1%, to $137.7 million at March 31, 2006 from $137.6 million at March 31, 2005. The increase in interest income resulted primarily from an

Seneca-Cayuga Bancorp, Inc.

increase of $156,000, or 14.3%, in interest and fee income from loans, offset partially by a decrease of $101,000, or 16.1%, in interest earned from mortgage-backed securities. The yield earned on interest-earning assets increased 20 basis points, or 3.9%, to 5.36% for the three months ended March 31, 2006 from 5.16% for the three months ended March 31, 2005, reflecting the modest movement in long-term rates despite significant increases in short-term rates over the last year.

Interest Expense. Interest expense increased $153,000, or 19.3%, to $946,000 for the three months ended March 31, 2006 from $793,000 for the three months ended March 31, 2005. The increase in interest expense resulted from an increase of $1.3 million, or 1.0%, in the average balance of interest-bearing liabilities to $131.7 million for the three months ended March 31, 2006 from $130.3 million for the three months ended March 31, 2005, and an increase of 44 basis points, or 18.1%, in the average cost of interest-bearing liabilities to 2.87% for the three months ended at March 31, 2006 from 2.43% for the three months ended March 31, 2005. Interest expense increased for all deposit types, except interest-bearing demand, and borrowings, which is the result of a general increase in interest rates for instruments maturing in five years or less.

Provision for Loan Losses. The provision for loan losses was $25,000 for the three months ended March 31, 2006 as compared to $28,000 for the three months ended March 31, 2005. Loans in non-accrual status that were included in loans receivable totaled $398,000 as of March 31, 2006 as compared to $428,000 at December 31, 2005. The allowance for loan losses as of March 31, 2006 and December 31, 2005 represented 0.47% of total loans.

Non-Interest Income. Non-interest income increased $20,000, or 3.8%, to $552,000 for the three months ended March 31, 2006 from $532,000 for the three months ended March 31, 2005. The increase was primarily the result of a $39,000 increase in bank fees and service charges, driven by higher volumes of account activity, and a $51,000 gain realized from a sale of a portion of a mutual fund investment, offset partially by a $55,000 decrease in contingent income received by our insurance agency and an $18,000 decrease in mortgage banking income. Contingent income is generally paid to us by insurance companies during the first quarter of each year for insurance policy sales, when certain premium volume and loss experience targets for the prior year are met.

Non-Interest Expense. Non-interest expense decreased $25,000, or 1.7%, and was $1.4 million for the three months ended March 31, 2006 and 2005. The decrease was the result of a $14,000 reduction in compensation and benefits primarily due to a decline in the incentives paid to employees, an $18,000 reduction in advertising and a $12,000 reduction in other operating expenses, offset partially by a $19,000 increase in service charges assessed by correspondent banks and third party items processing.

Income Taxes. Income tax expense decreased $10,000, or 14.3%, to $6,000 for the three months ended March 31, 2006 from $16,000 for the three months ended March 31, 2005. The effective tax rate was 27.3% for the three months ended March 31, 2006 compared to 28.6% for the same period in 2005.

Comparison of Financial Condition at March 31, 2006 and December 31, 2005

Assets. Total assets decreased by $1.1 million, or 0.7%, to $150.9 million at March 31, 2006 from $152.0 million at December 31, 2005. The decrease in total assets was primarily the result of the repayment of short-term borrowings with proceeds received from principal repayments received from mortgage-backed securities.

Cash and cash equivalents. Cash and cash equivalents increased by $1.6 million, or 45.6% to $5.1 million at March 31, 2006 from $3.4 million at December 31, 2005. The additional cash was invested in short-term interest bearing deposits in order to take advantage of higher rates offered in the current interest rate cycle, relative to longer term financial instruments.

Loans Receivable. Loans receivable, including loans held for sale, increased by $1.0 million, or 1.3%, to $80.3 million at March 31, 2006 from $79.3 million at December 31, 2005. The increase in loans receivable was the result of additional one- to four-family loan originations and, to a lesser extent, increased consumer loan originations.

Securities. Investment securities decreased by $4.0 million, or 6.8%, to $53.7 million at March 31, 2006 from $57.7 million at December 31, 2005. The decrease is primarily attributable to the sale of $1.1 million of a mutual fund investment and principal payments received from the our mortgage-backed securities.

Seneca-Cayuga Bancorp, Inc.

Deposits. Deposits increased by $2.6 million, or 2.3%, to $115.5 million at March 31, 2006 from $112.9 million at December 31, 2005. Most of the growth in deposits represented savings accounts and time deposits, offset partially by a decrease in money market accounts.

Borrowings. Borrowings decreased by $3.5 million, or 12.7%, to $23.8 million at March 31, 2006 from $27.2 million at December 31, 2005. Short-term borrowings were repaid primarily from mortgage-backed securities and other principal repayments received during the quarter.

Shareholder’s Equity. Total shareholder’s equity decreased $13,000, or 0.1%, and was $10.1 million at March 31, 2006 and December 31, 2005. The net decrease was a result of net income of $16,000 for the three months ended March 31, 2006 offset by a $29,000 increase in accumulated other comprehensive loss.

Nonperforming Assets

The table below is a summary of the Company’s non-performing assets at the dates indicated:

	March 31, 2006	December 31, 2005
	(in thousands)
Non-accrual loans:
Real estate mortgages:
One- to-four-family	$331	$383
Multi-family	—	—
Non-residential	—	—
Construction	—	—
Commercial	—	—
Home equity	63	39
Consumer	4	6

Total non-accrual loans	$398	$428
Foreclosed assets, net	50	1

Total non-performing assets	$448	$429

Ratios:
Non-performing loans to total loans	0.50%	0.54%
Non-performing loans to total assets	0.26%	0.28%
Non-performing assets to total assets	0.30%	0.28%

At March 31, 2006, there were no other loans or other assets that are not disclosed in the table or disclosed as classified or special mention, where known information about the possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans in the future.

Liquidity and Capital Resources

Liquidity management involves the Company’s ability to generate cash or otherwise obtain funds at reasonable rates to support asset growth and reduce assets to meet deposit withdrawals, to maintain reserve requirements, and to otherwise operate the Company on an ongoing basis. The Company’s primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed securities, maturities of investments, interest-bearing deposits at other financial institutions and funds provided from operations. Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities, and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions, and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

The Company has an agreement with the Federal Home Loan Bank that allows it to borrow up to $44.3 million. At March 31, 2006, the Company had outstanding advances and amortizing notes totaling $23.6 million. The Company also has a repurchase agreement with a correspondent bank providing an additional $10 million in liquidity, which is secured by the Company’s mortgage-backed securities. There were no advances outstanding under the repurchase agreement at March 31, 2006.

Seneca-Cayuga Bancorp, Inc.

A significant decrease in deposits in the future could result in the Company having to seek other sources of funds for liquidity purposes. Such sources could include, but are not limited to, additional borrowings, trust preferred security offerings, brokered deposits, negotiated time deposits, the sale of “available-for-sale” investment securities, the sale of securitized loans, or the sale of whole loans. Such actions could result in higher interest expense costs and/or losses on the sale of securities or loans.

At March 31, 2006, the Company had loan commitments to borrowers of approximately $1.8 million and unused lines of credit of approximately $2.1 million. For the first quarter ended March 31, 2006, the Company originated loans of $6.5 million, as compared to $3.7 million of loans originated in the first quarter of March 31, 2005. Proceeds from loans sold during the first quarter ended March 31, 2006 were $2.1 million as compared to $1.3 million for the first quarter of March 31, 2005. There were no letters of credit outstanding at March 31, 2006.

Time deposit accounts scheduled to mature within one year were $26.1 million at March 31, 2006. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with the Company. We are committed to maintaining a strong liquidity position; therefore, the Company monitors its liquidity position on a daily basis. The Company anticipates that it will have sufficient funds to meet its current funding commitments. The marginal cost of new funding however, whether from deposits or borrowings from the Federal Home Loan Bank, will be carefully considered as the Company monitors its liquidity needs. Therefore, in order to minimize its costs of funds, the Company may consider additional borrowings from the Federal Home Loan Bank in the future.

At March 31, 2006, the Seneca Falls Savings Bank (“Bank”) exceeded each of the applicable regulatory capital requirements. The Bank’s leverage (Tier 1) capital at March 31, 2006 was $9.4 million, or 6.23% of adjusted assets. In order to be classified as “well-capitalized” by the FDIC, the Bank is required to have Tier 1 capital of $7.5 million, or 5.00% of adjusted assets. To be classified as a well-capitalized bank by the FDIC, the Bank must also have a total risk-based capital ratio of 10.0%. At March 31, 2006, the Bank had a total risk-based capital ratio of 12.17%.

The Holding Company is conducting a stock offering of 45.0% of the aggregate total voting stock of the Holding Company pursuant to the laws of the United States of America and the rules and regulations of the Office of Thrift Supervision (“OTS”). The stock is being offered to eligible account holders, tax-qualified employee plans and to the public. After the offering, 55% of the Holding Company’s outstanding common stock will be owned by The Seneca Falls Savings Bank, MHC.

The effective date of our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission (File No. 333-132759) was May 15, 2006. Our offering commenced on May 15, 2006. Keefe, Bruyette & Woods is acting as marketing agent for the offering.

The class of securities registered with the Commission was common stock, $0.01 par value. The maximum number shares of common stock registered were 931,500. In addition, up to 1,071,225 shares may be issued because of regulatory considerations or because of changes in market or economic conditions without resoliciting subscribers (the “adjusted maximum”). The offering will be terminated if a minimum of 688,500 shares are not sold. The offering is scheduled to terminate at 12:00 Noon, Eastern time on June 30, 2006. The Company may extend the termination date without notice to subscribers until August 4, 2006, unless the Office of Thrift Supervision approves a later date, which may not be beyond May 12, 2008. Management expects to receive enough subscriptions to satisfy the minimum amount of 688,500 shares, and as a result, expects to add additional liquidity and capital through the offering’s termination date in August 2006. Management anticipates the net proceeds from the offering will range between $6.2 million at the minimum offering level to $8.6 million at the maximum offering level.

The costs associated with the Stock Offering have been deferred and will be deducted from the proceeds from the sale of stock. If the Stock Offering does not occur, related expense will be deducted from current income. Costs incurred through March 31, 2006 were $238,000.

Seneca-Cayuga Bancorp, Inc.

Item 3 – Controls and Procedures

The Company has adopted disclosure controls and procedures designed to facilitate the Company’s financial reporting. The disclosure controls currently consist of communications between the Chief Executive Officer, Chief Financial Officer and each department head to identify any new transactions, events, trends or contingencies which may be material to the Company’s operations. In addition, the Company’s Chief Executive Officer, Chief Financial Officer, Audit Committee and independent accountants meet on a quarterly basis and discuss the Company’s material accounting policies. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of these disclosure controls as of the end of the period covered by this report and found them to be adequate.

The Company maintains internal control over financial reporting. There have not been any significant changes in such internal control over financial reporting in the last quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Seneca-Cayuga Bancorp, Inc.

Part II – Other Information

Item 1 – Legal Proceedings

At March 31, 2006, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3 – Defaults Upon Senior Securities

Not applicable.

Item 4 – Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5 – Other Information

Not applicable.

Item 6 – Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Seneca-Cayuga Bancorp, Inc.

Date: June 28, 2006	/s/ Robert E. Kernan, Jr.
Robert E. Kernan, Jr. President and Chief Executive Officer

Date: June 28, 2006	/s/ Menzo D. Case
Menzo D. Case Executive Vice President and Chief Financial Officer

Seneca-Cayuga Bancorp, Inc.

Index to Exhibits

Exhibit No.	Description	Page No.
31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer	18

31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer	19

32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer	20