Form 10QSB
period 2006-06-30
Seneca-Cayuga Bancorp, Inc.
filed 2006-08-03
CIK 1356261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549fc

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

☐	Transition report under Section 13 or l5(d) of the Exchange Act

For the transition period from              to

Commission file number 000-52111

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)    ☐  Yes    ☒  No

State the number of shares outstanding of each class of issuer’s classes of common stock as of the last practicable date:

Class	Outstanding at July 31, 2006
Common Stock, par value $.01	1,072,225

Transitional Small Business Disclosure Format (Check one):    ☐  Yes    ☒  No

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except per share data)

	June 30, 2006	December 31, 2005
Assets

Cash and due from banks	$3,131	$3,023
Interest-bearing deposits in banks	12,865	395

Cash and cash equivalents	15,996	3,418
Securities available for sale	26,046	30,372
Securities held to maturity (fair value 2006 - $24,328 and 2005 - $26,817)	25,339	27,311
Loans held for sale	—	66
Loans receivable, net of allowance for loan losses (2006 - $407 and 2005 - $371)	81,978	79,205
Federal Home Loan Bank of New York stock, at cost	1,422	1,490
Premises and equipment, net	4,542	4,691
Bank-owned life insurance	2,164	2,128
Prepaid pension expense	1,176	1,162
Intangible assets, net and goodwill	423	435
Accrued interest receivable	662	634
Other assets	1,634	1,038

Total assets	$161,382	$151,950

Liabilities and Shareholder’s Equity

Liabilities

Non-interest bearing deposits	$8,224	$8,203
Interest-bearing deposits	107,194	104,712

Total deposits	115,418	112,915
Short-term borrowings	4,000	8,750
Long-term debt	18,906	18,478
Advances from borrowers for taxes and insurance	658	585
Official checks	834	779
Other liabilities	11,516	331

Total liabilities	151,332	141,838

Commitments and contingencies

Shareholder’s Equity
Preferred stock, $.01 par value, 1,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, $.01 par value, 9,000,000 shares authorized, 1,000 shares issued and outstanding	—	—
Additional paid-in-capital	80	80
Retained earnings	10,526	10,523
Accumulated other comprehensive loss	(556)	(491)

Total shareholder’s equity	10,050	10,112

Total liabilities and shareholder’s equity	$161,382	$151,950

See accompanying notes to unaudited consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands)

	For the three months ended June 30,
	2006	2005
Interest and dividend income:
Loans, including fees	$1,269	$1,097
Debt securities:
Mortgage-backed	516	618
Taxable	25	16
Tax-exempt	2	4
Other	83	36

Total interest and dividend income	1,895	1,771

Interest expense:
Deposits	738	655
Short-term borrowings	47	23
Long-term debt	173	152

Total interest expense	958	830

Net interest income	937	941
Provision for loan losses	25	22

Net interest income after provision for loan losses	912	919

Non-interest income:
Banking fees and service charges	254	239
Insurance commissions	165	176
Mortgage banking income, net	25	37
Other	29	11

Total non-interest income	473	463

Non-interest expense:
Compensation and benefits	769	758
Occupancy and equipment expenses	252	251
Service charges	101	87
Professional fees	70	46
Advertising	93	103
Directors fees	32	32
Supplies	19	15
Telephone and postage	36	39
Amortization of intangible assets	6	8
Other	35	56

Total non-interest expense	1,413	1,395

Loss before income taxes (benefit)	(28)	(13)
Income tax benefit	(15)	(9)

Net loss	$(13)	$(4)

See accompanying notes to unaudited consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands)

	For the six months ended June 30,
	2006	2005
Interest and dividend income:
Loans, including fees	$2,517	$2,189
Debt securities:
Mortgage-backed	1,042	1,245
Taxable	51	42
Tax-exempt	5	8
Other	126	62

Total interest and dividend income	3,741	3,546

Interest expense:
Deposits	1,445	1,262
Short-term borrowings	123	54
Long-term debt	336	307

Total interest expense	1,904	1,623

Net interest income	1,837	1,923
Provision for loan losses	50	50

Net interest income after provision for loan losses	1,787	1,873

Non-interest income:
Banking fees and service charges	501	447
Insurance commissions	379	447
Mortgage banking income, net	43	73
Gain on sale of securities available for sale	51	—
Other	51	28

Total non-interest income	1,025	995

Non-interest expense:
Compensation and benefits	1,515	1,518
Occupancy and equipment expenses	504	509
Service charges	199	166
Professional fees	128	107
Advertising	186	214
Directors fees	63	65
Supplies	38	31
Telephone and postage	85	68
Amortization of intangible assets	12	16
Other	88	131

Total non-interest expense	2,818	2,825

(Loss) income before income taxes (benefit)	(6)	43
Income tax (benefit) expense	(9)	7

Net income	$3	$36

See accompanying notes to unaudited consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Shareholder’s Equity (Unaudited)

For Six Months Ended June 30, 2006 and 2005

(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholder’s Equity
Balance, January 1, 2005	$—	$80	$10,450	$(26)	$10,504
Comprehensive loss:
Net income	—	—	36	—	36
Unrealized holding losses (net of $56 tax benefit)	—	—	—	(88)	(88)

Total comprehensive loss					(50)

Balance, June 30, 2005	$—	$80	$10,486	$(114)	$10,452

Balance, January 1, 2006	$—	$80	$10,523	$(491)	$10,112
Comprehensive loss:
Net income	—	—	3	—	3
Unrealized holding losses (net of $41 tax benefit)	—	—	—	(65)	(65)

Total comprehensive loss					(62)

Balance, June 30, 2006	$—	$80	$10,526	$(556)	$10,050

See accompanying notes to unaudited consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$3	$36
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums, net of accretion of discounts	7	8
Gains on sale of securities	(51)	—
Loans originated for sale	(3,369)	(2,523)
Proceeds from sale of loans	3,428	2,550
Losses (gains) on sale of loans	8	(26)
Provision for loan losses	50	50
Depreciation and amortization	230	253
Net gains on sale of foreclosed property and assets	(18)	(8)
Income from bank-owned life insurance	(36)	(27)
Increase in prepaid pension expense	(14)	(243)
Amortization of intangible assets	12	16
Increase in accrued interest receivable	(28)	(32)
Increase in other assets	(556)	(75)
Increase in official checks and other liabilities	165	438

Net cash (used for) provided by operating activities	(169)	417

Cash flows from investing activities:
Principal repayments on mortgage-backed securities held-to-maturity	1,926	1,820
Proceeds from sale of securities available for sale	1,061	—
Maturities and calls of securities held-to-maturity	44	795
Principal repayments on mortgage-backed securities available for sale	3,240	3,716
Purchases of securities held-to-maturity	—	(2,553)
Purchases of securities available for sale	(35)	(18)
Net increase in loans	(2,866)	(2,023)
Purchases of Federal Home Loan Bank stock	(590)	(215)
Proceeds from sale of Federal Home Loan Bank stock	658	505
Capitalized additions to foreclosed property	(7)	—
Sale of foreclosed assets	68	78
Purchases of premises and equipment	(81)	(66)

Net cash provided by investing activities	3,418	2,039

Cash flows from financing activities:
Increase in deposits	2,503	2,967
Net decrease in short-term borrowings	(4,750)	(4,150)
Proceeds from long-term debt	4,000	—
Repayment of long-term debt	(3,572)	(1,242)
Increase in advance payments by borrowers for taxes and insurance	73	65
Stock subscriptions received	11,075	—

Net cash provided by (used for) financing activities	9,329	(2,360)

Net change in cash and cash equivalents	12,578	96
Cash and cash equivalents at beginning of period	3,418	3,135

Cash and cash equivalents at end of period	$15,996	$3,231

Supplementary information:
Interest paid	$1,893	$1,681
Income taxes paid	—	17
Net loans transferred to foreclosed real estate	43	163

See accompanying notes to unaudited consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

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

In July 2006, the Company completed its stock offering, issuing 2,380,500 shares of common stock and selling 45% of the shares issued to the public. See footnote 4 “Stock Issuance Plan” for further discussion.

Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The consolidated financial statements at June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 include the accounts of the Company, Seneca Falls Savings Bank (the “Bank”) and the Bank’s wholly-owned subsidiary, Seneca-Cayuga Personal Services, LLC. All intercompany balances and transactions have been eliminated in consolidation.

2.	Pension Benefits

The composition of net periodic benefit plan cost for the three and six months ended June 30 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Service cost	$39	$32	$78	$64
Interest cost	44	41	88	82
Expected return on assets	(74)	(63)	(148)	(126)
Amortization of unrecognized loss	12	12	24	24
Amortization of past service liability	2	2	4	4

Net periodic pension expense	$23	$24	$46	$48

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2005, that it expected to contribute $67,000 to its pension plan in 2006. The contribution is expected to be increased to $292,000 in order to reduce the estimated unfunded current liability as of September 30, 2006 to zero. As of June 30, 2006, $60,000 had been contributed to the pension plan.

3.	Comprehensive Income (Loss)

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

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

The components of other comprehensive income (loss) and related tax effects for the three and six months ended June 30 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Gross change in unrealized losses on securities available for sale	$(59)	$21	$(55)	$(144)
Reclassification adjustment for gains included in net income	—	—	(51)	—

	(59)	21	(106)	(144)
Tax expense (benefit)	23	(9)	41	(56)

Other comprehensive (loss) income	$(36)	$12	$(65)	$(88)

4.	Stock Issuance Plan

In July 2006, the Company completed its stock offering of 45% of the aggregate total voting stock of the Company pursuant to the laws of the United States of America and the rules and regulations of the Office of Thrift Supervision (“OTS”) issuing 2,380,500 shares of common stock, of which 1,071,225 shares were sold at $10 per share raising net proceeds of $10.0 million. The stock was offered to eligible account holders, tax-qualified employee plans and to the public. After the offering, 55% of the Company’s outstanding common stock, or 1,309,275 shares, is owned by The Seneca Falls Savings Bank, MHC. The offering closed on July 10, 2006. The stock subscription rights are included other liabilities at June 30, 2006.

Costs of $727,000 associated with the Stock Offering were deducted from the proceeds from the sale of stock.

5.	New Accounting Pronouncements

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Management does not believe that the adoption of FIN 48 will have a significant effect on its consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Item 2 – Management’s Discussion and Analysis of Results of Operations and Financial Condition

General

Throughout the Management’s Discussion and Analysis (“MD&A”) the term, “the Company”, refers to the consolidated entity of Seneca-Cayuga Bancorp, Inc. (“Holding Company”), Seneca Falls Savings Bank and Seneca-Cayuga Personal Services, LLC. Seneca-Cayuga Personal Services, LLC is a wholly owned subsidiary of Seneca Falls Savings Bank. At June 30, 2006, The Seneca Falls Savings Bank, MHC, the Company’s mutual holding company parent, whose activities are not included in the MD&A, held 100% of the Company’s common stock.

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

Our allowance for loan losses is the amount estimated by management as necessary to cover credit losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses which is charged against income. In determining the allowance for loan losses, management makes significant estimates. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.

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

	For the Three Months Ended June 30,
	2006			2005
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$81,155	$1,269	6.25%	$69,603	$1,097	6.30%
Mortgage-backed securities	46,609	516	4.43%	59,196	618	4.18%
Other interest-earning assets	9,498	110	4.63%	8,306	56	2.70%

Total interest-earning assets	137,262	1,895	5.52%	137,105	1,771	5.17%

Noninterest-earning assets	15,048			12,197

Total assets	$152,310			$149,302

Liabilities and equity:
Interest bearing liabilities:
Interest-bearing demand deposits and escrow	$7,175	$11.61%		$5,148	$9.70%
Money market accounts	7,399	35	1.89%	8,327	27	1.30%
Savings accounts	50,510	269	2.13%	54,441	293	2.15%
Certificates of deposit	42,668	423	3.97%	38,894	326	3.35%

Total interest-bearing deposits	107,752	738	2.74%	106,810	655	2.45%
Borrowings	23,367	220	3.77%	22,630	175	3.09%

Total interest-bearing liabilities	131,119	958	2.92%	129,440	830	2.56%

Other noninterest-bearing liabilities	11,140			9,341

Total liabilities	142,259			138,781
Equity	10,051			10,521

Total liabilities and equity	$152,310			$149,302

Net interest income		$937			$941

Interest rate spread			2.60%			2.60%
Net interest-earning assets	$6,143			$7,665

Net interest margin			2.73%			2.75%
Average interest-earning assets to average interest-bearing liabilities		104.69%			105.92%

Seneca-Cayuga Bancorp, Inc.

	For the Six Months Ended June 30,
	2006			2005
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$80,528	$2,517	6.25%	$69,091	$2,189	6.34%
Mortgage-backed securities	47,881	1,042	4.35%	59,665	1,245	4.17%
Other interest-earning assets	8,802	182	4.14%	8,619	112	2.60%

Total interest-earning assets	137,211	3,741	5.45%	137,375	3,546	5.16%

Noninterest-earning assets	14,471			12,122

Total assets	$151,682			$149,497

Liabilities and equity:
Interest bearing liabilities:
Interest-bearing demand deposits and escrow	$6,764	$19.56%		$4,735	$16.68%
Money market accounts	7,558	68	1.80%	8,605	53	1.23%
Savings accounts	50,459	533	2.11%	52,586	539	2.05%
Certificates of deposit	42,214	825	3.91%	39,908	654	3.28%

Total interest-bearing deposits	106,995	1,445	2.70%	105,834	1,262	2.38%
Borrowings	24,502	459	3.75%	24,038	361	3.00%

Total interest-bearing liabilities	131,497	1,904	2.90%	129,872	1,623	2.50%

Other noninterest-bearing liabilities	10,074			9,040

Total liabilities	141,571			138,912
Equity	10,111			10,585

Total liabilities and equity	$151,682			$149,497

Net interest income		$1,837			$1,923

Interest rate spread			2.55%			2.66%
Net interest-earning assets	$5,714			$7,503

Net interest margin			2.68%			2.80%
Average interest-earning assets to average interest-bearing liabilities		104.35%			105.78%

Results of Operations for the Three Months Ended June 30, 2006 and 2005

General. Net loss increased $9,000, or 225.0%, to $13,000 for the three months ended June 30, 2006 compared to $4,000 for the same period in the prior year. The increase was attributable to a $4,000 decrease in net interest income, a $3,000 increase in the provision for loan losses and an $18,000 increase in non-interest expense, offset partially by a $10,000 increase in non-interest income and to a $6,000 increase in our income tax benefit.

Net Interest Income. Net interest income decreased $4,000, or 0.4%, to $937,000 for the three months ended June 30, 2006 from $941,000 for the three months ended June 30, 2005 due to a slight decline in margin because the cost of interest-bearing liabilities increased 36 basis points while the yield on interest-earning assets increased 35 basis points.

Interest Income. Interest income increased $124,000 or 7.0%, and was $1.9 million for the three months ended June 30, 2006 as compared to $1.8 million for the three months ended June 30, 2005. The average interest-earning assets increased $157,000, or 0.1%, to $137.3 million at June 30, 2006 from $137.1 million at June 30, 2005. The increase in interest income resulted primarily from an increase of $172,000, or 15.7%, in interest and fee income from loans due to a higher level of average loans driven by higher volumes of mortgage and other consumer loan originations and $54,000, or 96.4%, in other interest-earning assets, offset partially by a decrease of $102,000, or 16.5%, in interest earned from mortgage-backed securities because payments received from mortgage-backed securities were used to reduce borrowings. Other interest-earning assets include proceeds from the Holding Company’s stock offering, which were invested in short-term cash deposits. The yield earned on interest-earning

Seneca-Cayuga Bancorp, Inc.

assets increased 35 basis points, or 6.8%, to 5.52% for the three months ended June 30, 2006 from 5.17% for the three months ended June 30, 2005, reflecting the modest movement in long-term rates despite significant increases in short-term rates over the last year.

Interest Expense. Interest expense increased $128,000, or 15.4%, to $958,000 for the three months ended June 30, 2006 from $830,000 for the three months ended June 30, 2005. The increase in interest expense resulted from an increase of $1.7 million, or 1.3%, in the average balance of interest-bearing liabilities to $131.1 million for the three months ended June 30, 2006 from $129.4 million for the three months ended June 30, 2005, and an increase of 36 basis points, or 14.1%, in the average cost of interest-bearing liabilities to 2.92% for the three months ended at June 30, 2006 from 2.56% for the three months ended June 30, 2005. Interest expense increased for money market accounts, certificates of deposits and borrowings, which is the result of a general increase in interest rates for instruments maturing in five years or less. The cost of interest-bearing demand deposits and escrow and savings accounts did not change significantly between the two periods as the rates paid are not as sensitive to changes in the general rate environment.

Provision for Loan Losses. The provision for loan losses was $25,000 for the three months ended June 30, 2006 as compared to $22,000 for the three months ended June 30, 2005. Loans in non-accrual status that were included in loans receivable totaled $356,000 as of June 30, 2006 as compared to $428,000 at December 31, 2005. The allowance for loan losses as of June 30, 2006 and December 31, 2005 represented 0.49% and 0.47% of total loans, respectively.

Non-Interest Income. Non-interest income increased $10,000, or 2.2%, to $473,000 for the three months ended June 30, 2006 from $463,000 for the three months ended June 30, 2005. The increase was primarily the result of a $15,000 increase in bank fees and service charges, driven by higher volumes of account activity, an $8,000 increase in income from bank owned life insurance and new rental income of $7,000, obtained from property purchased for potential future branching, offset partially by a $11,000 decrease in insurance commissions, driven by premium reductions in automobile and home insurance, and a $12,000 decrease in mortgage banking income, which is the result of less gains being recognized on loans sold.

Non-Interest Expense. Non-interest expense increased $18,000, or 1.3%, and was $1.4 million for the three months ended June 30, 2006 and 2005. The increase was the result of an $11,000 increase in compensation and benefits primarily due to an increase in benefits, a $14,000 increase in service charges assessed by correspondent banks and third party items processing and a $24,000 increase in professional fees, which are due to higher costs incurred as a newly registered public company, offset by a $10,000 reduction in advertising and a $21,000 reduction in other operating expenses.

Income Taxes. Income tax benefit increased $6,000, or 115.4%, for the three months ended June 30, 2006 from $9,000 for the three months ended June 30, 2005. The effective tax benefit rate as 53.6% for the three months ended June 30, 2006 as compared to 69.2% for the same period in 2005. The effective tax benefit rate is relatively high in comparison to the statutory federal rate of 34% primarily because the Company’s non-taxable income derived from changes in the cash value of bank-owned life insurance policies is a greater percentage of the loss before income taxes.

Results of Operations for the Six Months Ended June 30, 2006 and 2005

General. Net income decreased $33,000, or 91.7%, to $3,000 for the six months ended June 30, 2006 compared to $36,000 for the same period in the prior year. The decrease was attributable to an $86,000 decrease in net interest income, offset partially by increases in non-interest income and decreases in non-interest expense and income taxes.

Net Interest Income. Net interest income decreased $86,000, or 4.5%, to $1.8 million for the six months ended June 30, 2006 from $1.9 million for the six months ended June 30, 2005. The decrease was attributable to a 40 basis point increase in the cost of interest-bearing liabilities, offset partially by a 29 basis point increase in yields earned on interest-earning assets which was largely due to a flat yield curve environment.

Interest Income. Interest income increased $195,000 or 5.5%, and was $3.7 million for the six months ended June 30, 2006 as compared to $3.5 million for the six months ended June 30, 2005. Our average interest-earning assets

Seneca-Cayuga Bancorp, Inc.

decreased $164,000, or 0.1%, to $137.2 million at June 30, 2006 from $137.4 million at June 30, 2005. The increase in interest income resulted primarily from an increase of $328,000, or 15.0%, in interest and fee income from loans and $70,000, or 62.5%, in other interest-earning assets, offset partially by a decrease of $203,000, or 16.3%, in interest earned from mortgage-backed securities. Other interest-earning assets include proceeds from the Holding Company’s stock offering, which were invested in short-term cash deposits. The yield earned on interest-earning assets increased 29 basis points, or 5.6%, to 5.45% for the six months ended June 30, 2006 from 5.17% for the six months ended June 30, 2005, reflecting the modest movement in long-term rates despite significant increases in short-term rates over the last year.

Interest Expense. Interest expense increased $281,000, or 17.3%, to $1.9 million for the six months ended June 30, 2006 from $1.6 million for the six months ended June 30, 2005. The increase in interest expense resulted from an increase of $1.6 million, or 1.3%, in the average balance of interest-bearing liabilities to $131.5 million for the six months ended June 30, 2006 from $129.9 million for the six months ended June 30, 2005, and an increase of 40 basis points, or 16.0%, in the average cost of interest-bearing liabilities to 2.90% for the six months ended at June 30, 2006 from 2.50% for the six months ended June 30, 2005. Interest expense increased the most for money market accounts, certificates of deposits and borrowings, which is the result of a general increase in interest rates for instruments maturing in five years or less. The cost of interest-bearing demand deposits and escrow and savings accounts did not change significantly between the two periods as the rates paid are not as sensitive to changes in the general rate environment.

Provision for Loan Losses. The provision for loan losses was $50,000 for the six months ended June 30, 2006 and 2005.

Non-Interest Income. Non-interest income increased $30,000, or 3.0%, to $1.0 million for the six months ended June 30, 2006 from $995,000 for the six months ended June 30, 2005. The increase was primarily the result of a $54,000 increase in bank fees and service charges, driven by higher volumes of account activity, an $11,000 increase in income from bank owned life insurance and new rental income of $13,000, obtained from property purchased for potential future branching, offset partially by a $68,000 decrease in insurance commissions, driven by a reduction in contingent income received and premium reductions in automobile and home insurance, and a $30,000 decrease in mortgage banking income, which is the result of less gains being recognized on loans sold.

Non-Interest Expense. Non-interest expense decreased $7,000, or 0.2%, and was $2.8 million for the six months ended June 30, 2006 and 2005. The decrease was the result of a $28,000 reduction in advertising, a $22,000 decline in fees incurred for collections and to repossess and maintain collateral and a decrease of $28,000 in other non-interest expense, partially offset by a $33,000 increase in service charges assessed by correspondent banks and third party items processing, a $17,000 increase in telephone and postage and a $21,000 increase in professional fees.

Income Taxes. Income taxes decreased $16,000, or 228.6%, to a $9,000 benefit for the six months ended June 30, 2006 from an expense of $7,000 for the six months ended June 30, 2005. The effective tax rate differs from the statutory federal rate of 34% primarily because the Company’s non-taxable income derived from changes in the cash value of bank-owned life insurance policies is a greater percentage of income before tax.

Comparison of Financial Condition at June 30, 2006 and December 31, 2005

Assets. Total assets increased by $9.4 million, or 6.2%, to $161.4 million at June 30, 2006 from $152.0 million at December 31, 2005 primarily due to increases in cash and cash equivalents and loans, offset by decreases in securities. Asset growth was funded by subscription funds from the Holding Company’s stock offering, and to a lesser extent deposit growth.

Cash and cash equivalents. Cash and cash equivalents increased by $12.6 million, or 368.0% to $16.0 million at June 30, 2006 from $3.4 million at December 31, 2005, primarily due to subscription funds from the public offering, which were held in escrow until the shares were issued in July 2006.

Loans Receivable. Loans receivable, including loans held for sale, increased by $2.7 million, or 3.4%, to $82.0 million at June 30, 2006 from $79.3 million at December 31, 2005. The increase in loans receivable was the primarily the result of automobile loan originations and, to a lesser extent, mortgages and other loans to consumers.

Seneca-Cayuga Bancorp, Inc.

Securities. Securities decreased by $6.3 million, or 10.9%, to $51.4 million at June 30, 2006 from $57.7 million at December 31, 2005. The decrease is primarily attributable to the sale of $1.1 million of a mutual fund investment and principal payments received from our mortgage-backed securities.

Deposits. Deposits increased by $2.5 million, or 2.2%, to $115.4 million at June 30, 2006 from $112.9 million at December 31, 2005. Most of the growth in deposits represented checking accounts and time deposits, offset partially by a decrease in money market accounts.

Other liabilities. Other liabilities increased by $11.2 million to $11.5 million at June 30, 2006 from $331,000 at December 31, 2005. The increase was primarily attributable to the receipt of stock subscriptions totaling $11.1 million.

Borrowings. Borrowings decreased by $4.3 million, or 15.9%, to $22.9 million at June 30, 2006 from $27.2 million at December 31, 2005. Short-term borrowings were repaid primarily from mortgage-backed securities and other principal repayments received during the quarter.

Shareholder’s Equity. Total shareholder’s equity decreased $62,000, or 0.6%, and was $10.1 million at June 30, 2006 and December 31, 2005. The net decrease was a result of net income of $3,000 for the six months ended June 30, 2006 offset by a $65,000 increase in accumulated other comprehensive loss. Subsequent to the end of the quarter, the shareholders’ equity increased by $10.2 million as a result of the completion of the stock offering.

Nonperforming Assets

The table below is a summary of the Company’s non-performing assets at the dates indicated:

	June 30, 2006	December 31, 2005
	(in thousands)
Non-accrual loans:
Real estate mortgages:
One- to-four-family	$317	$383
Multi-family	—	—
Non-residential	—	—
Construction	—	—
Commercial	—	—
Home equity	40	39
Consumer	—	6

Total non-accrual loans	$357	$428
Foreclosed assets, net	—	1

Total non-performing assets	$357	$429

Ratios:
Non-performing loans to total loans	0.43%	0.54%
Non-performing loans to total assets	0.22%	0.28%
Non-performing assets to total assets	0.22%	0.28%

At June 30, 2006, there were no other loans or other assets that were not disclosed in the table, where known information about the possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans in the future.

Liquidity and Capital Resources

Liquidity management involves the Company’s ability to generate cash or otherwise obtain funds at reasonable rates to support asset growth and reduce assets to meet deposit withdrawals, to maintain reserve requirements, and to

Seneca-Cayuga Bancorp, Inc.

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

The Company has an agreement with the Federal Home Loan Bank that allows it to borrow up to $44.3 million. At June 30, 2006, the Company had outstanding advances and amortizing notes totaling $22.9 million. The Company also has a repurchase agreement with a correspondent bank providing an additional $10 million in liquidity, which is secured by the Company’s mortgage-backed securities. There were no advances outstanding under the repurchase agreement at June 30, 2006.

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

At June 30, 2006, the Company had loan commitments to borrowers of approximately $2.8 million and unused lines of credit of approximately $4.4 million. For the second quarter ended June 30, 2006, the Company originated loans of $7.0 million, as compared to $6.5 million of loans originated in the first quarter of March 31, 2005. Proceeds from loans sold during the second quarter ended June 30, 2006 were $1.3 million as compared to $2.1 million for the first quarter of March 31, 2005. There were no letters of credit outstanding at June 30, 2006.

Time deposit accounts scheduled to mature within one year were $30.7 million at June 30, 2006. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with the Company. We are committed to maintaining a strong liquidity position; therefore, the Company monitors its liquidity position on a daily basis. The Company anticipates that it will have sufficient funds to meet its current funding commitments. The marginal cost of new funding however, whether from deposits or borrowings from the Federal Home Loan Bank, will be carefully considered as the Company monitors its liquidity needs. Therefore, in order to minimize its costs of funds, the Company may consider additional borrowings from the Federal Home Loan Bank in the future.

In July 2006, the Company completed its stock offering, which was oversubscribed by $2.0 million. Refunds were mailed to investors in July.

At June 30, 2006, the Seneca Falls Savings Bank (“Bank”) exceeded each of the applicable regulatory capital requirements. The Bank’s leverage (Tier 1) capital at June 30, 2006 was $9.4 million, or 6.11% of adjusted assets. In order to be classified as “well-capitalized” by the FDIC, the Bank is required to have Tier 1 capital of $7.7 million, or 5.00% of adjusted assets. To be classified as a well-capitalized bank by the FDIC, the Bank must also have a total risk-based capital ratio of 10.0%. At June 30, 2006, the Bank had a total risk-based capital ratio of 11.49%.

The Holding Company has conducted a stock offering of 45.0% of the aggregate total voting stock of the Holding Company pursuant to the laws of the United States of America and the rules and regulations of the Office of Thrift Supervision (“OTS”). The stock was offered to eligible account holders, tax-qualified employee plans and to the public. After the offering, 55% of the Holding Company’s outstanding common stock will be owned by The Seneca Falls Savings Bank, MHC.

The effective date of our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission (File No. 333-132759) was May 15, 2006. Our offering commenced on May 15, 2006 and closed on July 10, 2006. Keefe, Bruyette & Woods was our marketing agent for the offering.

Seneca-Cayuga Bancorp, Inc.

The class of securities registered with the Commission was common stock, $0.01 par value. We sold 1,071,225 shares, the “adjusted maximum” approved by the OTS. The net proceeds from the offering were $10.0 million, which is net of $727,000 of costs associated with the Stock Offering.

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

Part II – Other Information

Item 1 – Legal Proceedings

At June 30, 2006, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	On February 27, 2006, the Company’s Board of Directors adopted a Plan of Stock Issuance (the “Plan”). On March 28, 2006 the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (File No. 333-132759) with respect to the shares to be offered and sold pursuant to the Plan. The Company registered for offer and sale 1,071,225 shares of common stock, par value $0.10 per share, at a sales price of $10.00 per share. The registration statement was declared effective by the Securities and Exchange Commission on May 15, 2006.

Keefe, Bruyette & Woods was engaged to assist in the marketing of the common stock. For its services, Keefe, Bruyette & Woods received a fee of $100,000. In addition, Keefe, Bruyette & Woods was reimbursed for certain expenses, including attorney fees.

The stock offering, which was completed on July 10, 2006, resulted in gross proceeds of $10.7 million through the sale of 1,071,225 shares at a price of $10.00 per share. Expenses related to the offering were approximately $681,000 including the expenses paid to Keefe, Bruyette & Woods. No other underwriting discounts, commissions or finders fees were paid in connection with the offering. Net proceeds of the offering were approximately $10.0 million.

The Company lent approximately $933,000 to the ESOP of the Bank in connection with the stock offering. In addition to the funds used for the ESOP loan, approximately $500,000 of the net proceeds of the offering was retained by the Company, and the remainder of the net proceeds was contributed to the Bank. All of such proceeds have been invested in short-term investments.

(c)	There were no issuer purchases of equity securities during the quarter ended March 31, 2006.

Seneca-Cayuga Bancorp, Inc.

Item 3 – Defaults Upon Senior Securities

Not applicable.

Item 4 – Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5 – Other Information

Not applicable.

Item 6 – Exhibits

Exhibit No.	Description
14	Code of Ethics

31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Seneca-Cayuga Bancorp, Inc.

Date: August 3, 2006	/s/ Robert E. Kernan, Jr.
Robert E. Kernan, Jr. President and Chief Executive Officer

Date: August 3, 2006	/s/ Menzo D. Case
Menzo D. Case Executive Vice President and Chief Financial Officer

Seneca-Cayuga Bancorp, Inc.

Index to Exhibits

Exhibit No.	Description
14	Code of Ethics

31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer