Form 10QSB
period 2006-09-30
Seneca-Cayuga Bancorp, Inc.
filed 2006-11-09
CIK 1356261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)    ☐  Yes    ☒  No

State the number of shares outstanding of each class of issuer’s classes of common stock as of the last practicable date:

Class	Outstanding at November 6, 2006
Common Stock, par value $.01	2,380,500

Transitional Small Business Disclosure Format (Check one):    ☐  Yes    ☒  No

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except per share data)

	September 30, 2006	December 31, 2005
Assets
Cash and due from banks	$3,007	$3,023
Interest-bearing deposits in banks	1,086	395

Cash and cash equivalents	4,093	3,418
Interest-bearing term deposits	4,000	—
Securities available for sale	24,486	30,372
Securities held to maturity (fair value 2006 - $23,891 and 2005 - $26,817)	24,445	27,311
Loans held for sale	—	66
Loans receivable, net of allowance for loan losses (2006 - $376 and 2005 - $371)	84,785	79,205
Federal Home Loan Bank of New York stock, at cost	1,403	1,490
Premises and equipment, net	4,450	4,691
Foreclosed assets	140	—
Bank-owned life insurance	2,784	2,128
Prepaid pension expense	1,385	1,162
Intangible assets, net and goodwill	417	435
Accrued interest receivable	704	634
Other assets	980	1,038

Total assets	$154,072	$151,950

Liabilities and Shareholders’ Equity
Liabilities
Non-interest bearing deposits	$8,653	$8,203
Interest-bearing deposits	103,759	104,712

Total deposits	112,412	112,915
Short-term borrowings	850	8,750
Long-term debt	19,066	18,478
Advances from borrowers for taxes and insurance	159	585
Official checks	1,970	779
Other liabilities	415	331

Total liabilities	134,872	141,838

Commitments and contingencies
Shareholders’ Equity
Preferred stock, $.01 par value, 1,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, $.01 par value, 9,000,000 shares authorized, shares issued and outstanding – 2006 – 2,380,500; 2005 – 1,000	24	—
Additional paid-in-capital	9,947	80
Retained earnings	10,525	10,523
Accumulated other comprehensive loss	(379)	(491)
Unearned ESOP shares, at cost	(917)	—

Total shareholders’ equity	19,200	10,112

Total liabilities and shareholders’ equity	$154,072	$151,950

See accompanying notes to unaudited consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	For the three months ended September 30,
	2006	2005
Interest and dividend income:
Loans, including fees	$1,280	$1,160
Debt securities:
Mortgage-backed	488	592
Taxable	26	18
Tax-exempt	2	3
Other	128	38

Total interest and dividend income	1,924	1,811

Interest expense:
Deposits	750	686
Short-term borrowings	20	46
Long-term debt	173	146

Total interest expense	943	878

Net interest income	981	933
Provision for loan losses	20	23

Net interest income after provision for loan losses	961	910

Non-interest income:
Banking fees and service charges	258	242
Insurance commissions	170	175
Mortgage banking income, net	42	29
Other	29	20

Total non-interest income	499	466

Non-interest expense:
Compensation and benefits	780	789
Occupancy and equipment expenses	240	264
Service charges	106	95
Professional fees	77	50
Advertising	84	102
Directors fees	33	32
Supplies	16	19
Telephone and postage	44	38
Amortization of intangible assets	7	8
Other	72	61

Total non-interest expense	1,459	1,458

Income (loss) before income taxes (benefit)	1	(82)
Income tax expense (benefit)	2	(38)

Net loss	$(1)	$(44)

See accompanying notes to unaudited consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	For the nine months ended September 30,
	2006	2005
Interest and dividend income:
Loans, including fees	$3,797	$3,349
Debt securities:
Mortgage-backed	1,530	1,837
Taxable	77	60
Tax-exempt	7	11
Other	254	100

Total interest and dividend income	5,665	5,357

Interest expense:
Deposits	2,195	1,948
Short-term borrowings	143	100
Long-term debt	509	453

Total interest expense	2,847	2,501

Net interest income	2,818	2,856
Provision for loan losses	70	73

Net interest income after provision for loan losses	2,748	2,783

Non-interest income:
Banking fees and service charges	759	689
Insurance commissions	549	622
Mortgage banking income, net	85	102
Gain on sale of securities available for sale	51	—
Other	80	48

Total non-interest income	1,524	1,461

Non-interest expense:
Compensation and benefits	2,295	2,307
Occupancy and equipment expenses	744	773
Service charges	305	261
Professional fees	205	157
Advertising	270	316
Directors fees	96	97
Supplies	54	50
Telephone and postage	129	106
Amortization of intangible assets	18	24
Other	161	192

Total non-interest expense	4,277	4,283

Loss before income benefit	(5)	(39)
Income tax benefit	(7)	(31)

Net income (loss)	$2	$(8)

See accompanying notes to unaudited consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Shareholders’ Equity (Unaudited)

For Nine months Ended September 30, 2006 and 2005

(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Total Shareholders’ Equity
Balance, January 1, 2005	$—	$80	$10,450	$(26)	$—	$10,504
Comprehensive loss:
Net loss	—	—	(8)	—	—	(8)
Unrealized holding losses (net of $168 tax benefit)	—	—	—	(264)	—	(264)

Total comprehensive loss						(272)

Balance, September 30, 2005	$—	$80	$10,442	$(290)	$—	$10,232

Balance, January 1, 2006	$—	$80	$10,523	$(491)	$—	$10,112
Comprehensive income:
Net income	—	—	2	—	—	2
Unrealized holding gains (net of $72 tax expense)	—	—	—	112	—	112

Total comprehensive income						114
Shares issued in public offering	24	9,867	—	—	—	9,891
Shares purchased by ESOP	—	—	—	—	(933)	(933)
ESOP shares committed to be released	—	—	—	—	16	16

Balance, September 30, 2006	$24	$9,947	$10,525	$(379)	$(917)	$19,200

See accompanying notes to unaudited consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$2	$(8)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums, net of accretion of discounts	10	11
Gains on sale of securities	(51)	—
Loans originated for sale	(5,888)	(3,309)
Proceeds from sale of loans	5,963	3,354
Gains on sale of loans	(8)	(29)
Provision for loan losses	70	73
Depreciation and amortization	345	374
Net gains on sale of foreclosed property and assets	(18)	(15)
Noncash ESOP expense	16	—
Income from bank-owned life insurance	(56)	(42)
Increase in prepaid pension expense	(223)	(220)
Amortization of intangible assets	18	24
Increase in accrued interest receivable	(70)	(37)
Increase in other assets	(22)	(52)
Increase in official checks and other liabilities	1,275	1,489

Net cash provided by operating activities	1,363	1,613

Cash flows from investing activities:
Purchase of interest-bearing term deposits	(4,000)	—
Principal repayments on mortgage-backed securities held-to-maturity	2,815	3,118
Proceeds from sale of securities available for sale	1,061	—
Maturities and calls of securities held-to-maturity	49	795
Principal repayments on mortgage-backed securities available for sale	5,107	6,132
Purchases of securities held-to-maturity	—	(2,553)
Purchases of securities available for sale	(55)	(33)
Net increase in loans	(5,833)	(8,529)
Purchases of Federal Home Loan Bank stock	(1,216)	(502)
Proceeds from sale of Federal Home Loan Bank stock	1,303	690
Purchase of bank-owned life insurance	(600)	—
Proceeds from sale of foreclosed assets	68	198
Purchases of premises and equipment	(104)	(1,029)

Net cash provided (used) by investing activities	(1,405)	(1,713)

Cash flows from financing activities:
(Decrease) increase in deposits	(503)	3,824
Net decrease in short-term borrowings	(7,900)	(675)
Proceeds from long-term debt	5,000	—
Repayment of long-term debt	(4,412)	(1,877)
Decrease in advance payments by borrowers for taxes and insurance	(426)	(304)
Net proceeds from common stock offering	9,891	—
Purchase of shares for Employee Stock Ownership Program	(933)	—

Net cash provided by financing activities	717	968

Net change in cash and cash equivalents	675	868
Cash and cash equivalents at beginning of period	3,418	3,135

Cash and cash equivalents at end of period	$4,093	$4,003

Supplementary information:
Interest paid	$2,858	$2,557
Income taxes paid	—	17
Net loans transferred to foreclosed real estate	190	221

See accompanying notes to unaudited consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Seneca-Cayuga Bancorp, Inc. and its wholly owned subsidiary (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected in the consolidated financial statements. All such adjustments are of a normal, recurring nature.

The unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the years ended December 31, 2005 and 2004, included in its Registration Statement on Form SB-2 dated May 15, 2006.

Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The consolidated financial statements at September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 include the accounts of the Company, Seneca Falls Savings Bank (the “Bank”) and the Bank’s wholly-owned subsidiary, Seneca-Cayuga Personal Services, LLC. All intercompany balances and transactions have been eliminated in consolidation.

2.	Minority Stock Issuance

In July 2006, the Company completed its minority stock offering of 45% of the aggregate total voting stock of the Company pursuant to the laws of the United States of America and the rules and regulations of the Office of Thrift Supervision (“OTS”). In connection with the minority offering, 2,380,500 shares of common stock were issued, of which 1,071,225 shares were sold (including 93,315 shares issued to our Employee Stock Ownership Plan) at $10 per share raising net proceeds of $9.9 million. The stock was offered to eligible account holders, tax-qualified employee plans and to the public. After the offering, 55% of the Company’s outstanding common stock, or 1,309,275 shares, was owned by Seneca Falls Savings Bank, MHC. The offering closed on July 10, 2006.

Costs of $822,000 incurred in connection with the Stock Offering were deducted from the proceeds from the sale of stock.

3.	Earnings Per Share

Earnings per share have not been presented since the minority stock offering was completed on July 10, 2006 and thus, such information would not be meaningful.

4.	Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the statement of financial condition, such items, along with net income (loss), are components of comprehensive income (loss).

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

The components of other comprehensive income (loss) and related tax effects for the three and nine months ended September 30 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Gross change in unrealized (gains) losses on securities available for sale	$290	$(288)	$235	$(432)
Reclassification adjustment for gains included in net income	—	—	(51)	—

	290	(288)	184	(432)
Tax (expense) benefit	(113)	112	(72)	168

Other comprehensive (loss) income	$177	$(176)	$112	$(264)

5.	Pension Benefits

The composition of net periodic benefit plan cost for the three and nine months ended September 30 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Service cost	$39	$32	$117	$96
Interest cost	44	41	132	123
Expected return on assets	(74)	(63)	(222)	(189)
Amortization of unrecognized loss	12	12	36	36
Amortization of past service liability	2	2	6	6

Net periodic pension expense	$23	$24	$69	$72

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2005, that it expected to contribute $67,000 to its pension plan in 2006. The contribution through September 30, 2006 was $292,000 and was increased in order to reduce the estimated unfunded current liability as of September 30, 2006 to zero. No further contributions are expected to be made during 2006.

6.	Employee Stock Ownership Plan

At the same time as the reorganization and conversion, the Bank established an Employee Stock Ownership Plan (“ESOP”) for its employees. On July 10, 2006 ESOP acquired 93,315 shares of the Company’s common stock in the conversion with funds provided by a loan from the Company. Accordingly, $933,000 of common stock acquired by the ESOP is shown as a reduction of shareholders’ equity. The ESOP loan will be repaid principally from the Bank’s contributions to the ESOP. The loan is being repaid in semi-annually installments through 2021 and bears interest at the Wall Street Journal prime lending rate (8.25% at September 30, 2006). Shares are released to participants proportionately as the loan is repaid. The Bank will recognize compensation expense as shares are committed for release from collateral at their current market price. Dividends on allocated shares are recorded as a reduction of retained earnings and dividends on unallocated shares are recorded as a reduction of debt. The Company recognized $16,000 of compensation expense for the quarter and nine months ended September 30, 2006.

The Company accounts for its employee stock ownership plan (“ESOP”) in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position 93–6. The cost of shares issued to the ESOP but not yet allocated to participants is presented in the consolidated statement of financial condition as a reduction of shareholders’ equity. Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid–in capital. Dividends on allocated ESOP shares are reflected as a reduction of debt.

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Shares will be considered outstanding for earnings per share calculations when they are committed to be released; unallocated shares are not considered outstanding.

7.	Regulatory Capital Requirements

At September 30, 2006, the Bank met each of the three minimum regulatory capital requirements. The following table summarizes the Bank’s regulatory capital position at September 30, 2006:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2006:	(Dollars in thousands)
Tangible (to adjusted total assets)	$17,065	11.13%	$2,300	1.50%	N/A	N/A
Tier I capital (to risk-weighted assets)	16,168	22.97	N/A	N/A	$4,223	6.00%
Core (to adjusted total assets)	17,065	11.13	6,134	4.00	7,668	5.00
Total (to risk-weighted assets)	16,544	23.51	5,630	8.00	7,038	10.00

8.	New Accounting Pronouncements

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

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

In September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is currently analyzing the effects of SFAS 158 but does not expect its implementation will have a significant impact on the Company’s financial condition or results of operations.

On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial condition.

In September 2006, the FASB issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities” which is effective for fiscal years beginning after December 15, 2006. This position statement eliminates the accrue-in-advance method of accounting for planned major maintenance activities. We do not expect this pronouncement to have a significant impact on the determination or reporting of our financial results.

Seneca-Cayuga Bancorp, Inc.

Item 2 – Management’s Discussion and Analysis of Results of Operations and Financial Condition

General

Throughout the Management’s Discussion and Analysis (“MD&A”) the term, “the Company”, refers to the consolidated entity of Seneca-Cayuga Bancorp, Inc. (“Holding Company”), Seneca Falls Savings Bank and Seneca-Cayuga Personal Services, LLC. Seneca-Cayuga Personal Services, LLC is a wholly owned subsidiary of Seneca Falls Savings Bank. At September 30, 2006, Seneca Falls Savings Bank, MHC, the Company’s mutual holding company parent, whose activities are not included in the MD&A, held 45% of the Company’s common stock.

On July 10, 2006, the Company sold 1,071,225 shares or 45% of its common stock to subscribers in connection with its initial public stock offering including 93,315 shares purchased by the Seneca Falls Savings Bank Employee Stock Ownership Plan. Upon completion of the transaction, Seneca Falls Savings Bank, MHC, the Company’s federally chartered mutual holding company parent, held 1,309,275 shares or 55% of the Company’s outstanding common stock. Net proceeds from the initial public offering were approximately $9.9 million.

Forward-Looking Statements

This Quarterly Report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans and prospects and growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

Such statements are subject to certain risks, assumptions and uncertainties, including, among other things:

•	significantly increased competition among depository and other financial institutions;

•	our ability to execute our plan to grow our assets and increase our profitability;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	our ability to increase our non-interest income including insurance revenues;

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	adverse changes in the securities markets;

•	legislative or regulatory changes that adversely affect our business;

•	our ability to enter new markets successfully and take advantage of growth opportunities;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial Accounting Standards Board; and

•	changes in our organization, compensation and benefit plans.

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

Seneca-Cayuga Bancorp, Inc.

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

	For the Three Months Ended September 30,
	2006			2005
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$83,543	$1,280	6.13%	$73,154	$1,160	6.34%
Mortgage-backed securities	44,215	488	4.41%	56,420	592	4.20%
Other interest-earning assets	13,682	156	4.56%	8,110	59	2.91%

Total interest-earning assets	141,440	1,924	5.44%	137,684	1,811	5.26%

Noninterest-earning assets	13,509			12,340

Total assets	$154,949			$150,024

Liabilities and equity:
Interest bearing liabilities:
Interest-bearing demand deposits and escrow	$7,280	$9	0.49%	$5,596	$10	0.71%
Money market accounts	6,549	32	1.95%	8,210	31	1.51%
Savings accounts	48,018	265	2.21%	52,369	286	2.18%
Certificates of deposit	43,133	444	4.12%	39,316	359	3.65%

Total interest-bearing deposits	104,980	750	2.86%	105,491	686	2.60%
Borrowings	20,447	193	3.78%	24,216	192	3.17%

Total interest-bearing liabilities	125,427	943	3.01%	129,707	878	2.71%

Other noninterest-bearing liabilities	11,346			9,644

Total liabilities	136,773			139,351
Equity	18,176			10,673

Total liabilities and equity	$154,949			$150,024

Net interest income		$981			$933

Interest rate spread			2.43%			2.55%
Net interest-earning assets	$16,013			$7,977

Net interest margin			2.77%			2.71%
Average interest-earning assets to average interest-bearing liabilities		112.77%			106.15%

Seneca-Cayuga Bancorp, Inc.

	For the Nine Months Ended September 30,
	2006			2005
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$81,533	$3,797	6.21%	$70,445	$3,349	6.34%
Mortgage-backed securities	46,659	1,530	4.37%	58,583	1,837	4.18%
Other interest-earning assets	11,266	338	4.00%	8,449	171	2.70%

Total interest-earning assets	139,458	5,665	5.42%	137,477	5,357	5.20%

Noninterest-earning assets	13,313			12,195

Total assets	$152,771			$149,672

Liabilities and equity:
Interest bearing liabilities:
Interest-bearing demand deposits and escrow	$6,936	$29	0.56%	$5,023	$26	0.69%
Money market accounts	7,222	99	1.83%	8,473	83	1.31%
Savings accounts	49,646	798	2.14%	52,513	825	2.09%
Certificates of deposit	42,520	1,269	3.98%	39,710	1,014	3.40%

Total interest-bearing deposits	106,324	2,195	2.75%	105,719	1,948	2.46%
Borrowings	23,150	652	3.76%	24,097	553	3.06%

Total interest-bearing liabilities	129,474	2,847	2.93%	129,816	2,501	2.57%

Other noninterest-bearing liabilities	10,497			9,241

Total liabilities	139,971			139,057
Equity	12,800			10,615

Total liabilities and equity	$152,771			$149,672

Net interest income		$2,818			$2,856

Interest rate spread			2.49%			2.63%
Net interest-earning assets	$9,984			$7,661

Net interest margin			2.69%			2.77%
Average interest-earning assets to average interest-bearing liabilities		107.71%			105.90%

Results of Operations for the Three Months Ended September 30, 2006 and 2005

General. Net loss decreased $43,000, or 97.7%, to $1,000 for the three months ended September 30, 2006 compared to $44,000 for the same period in the prior year. The decrease was attributable to a $48,000 increase in net interest income, a $33,000 increase in non-interest income and a $3,000 decrease in the provision for loan losses, offset partially by a $1,000 increase in non-interest expense and a $40,000 increase in our income tax expense.

Net Interest Income. Net interest income increased $48,000, or 5.1%, to $981,000 for the three months ended September 30, 2006 from $933,000 for the three months ended September 30, 2005 despite a 12 basis point decline in our interest rate spread. The increase is primarily due to interest-earning assets increasing while interest-bearing liabilities declined, funded primarily by the stock offering proceeds.

Interest Income. Interest income increased $113,000 or 6.2%, and was $1.9 million for the three months ended September 30, 2006 as compared to $1.8 million for the three months ended September 30, 2005. The average interest-earning assets increased $3.8 million, or 2.7%, to $141.4 million at September 30, 2006 from $137.7 million at September 30, 2005. The increase in interest income resulted from an increase of $120,000, or 10.3%, in interest and fee income from loans due to a higher level of average loans driven by higher volumes of mortgage and other consumer loan originations and an increase of $97,000, or 164.4%, in other interest-earning assets, offset partially by a decrease of $104,000, or 17.6%, in interest earned from mortgage-backed securities because payments received from mortgage-backed securities were used to reduce borrowings. Other interest-earning assets include proceeds from the Holding Company’s stock offering, which were invested in short-term cash deposits. The yield earned on

Seneca-Cayuga Bancorp, Inc.

interest-earning assets increased 18 basis points, or 56.7%, to 5.44% for the three months ended September 30, 2006 from 5.26% for the three months ended September 30, 2005, reflecting the modest movement in long-term rates despite significant increases in short-term rates over the last year.

Interest Expense. Interest expense increased $65,000, or 7.4%, to $943,000 for the three months ended September 30, 2006 from $878,000 for the three months ended September 30, 2005. The increase in interest expense reflects a 30 basis point increase in the average cost of interest-bearing liabilities to 3.01% for the three months ended September 30, 2006 from 2.71% for the three months ended September 30, 2005, which is primarily due to higher costs incurred for certificates of deposits and borrowings. Certificates of deposit costs increased 47 basis points to 4.12% from 3.65% and borrowing costs increased 61 basis points to 3.78% from 3.17%. Money market account costs also increased between the two periods to 1.95% from 1.51%. The higher costs are indicative of the market for instruments maturing in five years or less. The costs of interest-bearing demand deposits and escrow and savings did not change significantly between the two periods as the rates paid are not as sensitive to changes in the general rate environment.

The average balance of money market accounts declined $1.7 million, or 20.2%, to $6.5 million for the three months ended September 30, 2006 from $8.2 million for the three months ended September 30, 2005. In addition, the average balance of savings accounts declined $4.4 million, or 8.3%, to $48.0 million from $52.4 million during the same period. The decline in money market and savings accounts is primarily due to customers choosing either to transfer their balances to certificates of deposit, a higher yielding instrument, or to withdraw their funds in hopes of finding a higher yielding instrument elsewhere in the present rate environment. We increased the rates paid on certificates of deposit, consistent with that experienced in our market, which resulted in a increase of $3.8 million, or 9.7%, in the average certificates of deposit balances to $43.1 million from $39.3 million between the three months ended September 30, 2006 and 2005. The average balances of borrowings declined $3.8 million, or 15.6%, to $20.4 million for the three months ended September 30, 2006 from $24.2 million for the three months ended September 30, 2005. We used a portion of the Company’s stock offering proceeds and cash flows from mortgage-backed securities to repay short-term borrowings.

Provision for Loan Losses. The provision for loan losses was $20,000 for the three months ended September 30, 2006 as compared to $23,000 for the three months ended September 30, 2005. Loans in non-accrual status that were included in loans receivable totaled $417,000 as of September 30, 2006 as compared to $428,000 at December 31, 2005. The allowance for loan losses as of September 30, 2006 and December 31, 2005 represented 0.44% and 0.47% of total loans, respectively. We believe that the allowance for loan loss is sufficient to absorb known and inherent losses that are both probable and reasonably estimable at September 30, 2006.

Non-Interest Income. Non-interest income increased $33,000, or 7.1%, to $499,000 for the three months ended September 30, 2006 from $466,000 for the three months ended September 30, 2005. The increase was the result of a $16,000 increase in bank fees and service charges, driven by higher volumes of account activity, a $4,000 increase in income from bank owned life insurance, increased rental income of $5,000, resulting from a property purchased for potential future branching and a $13,000 increase in mortgage banking income, which is the result of gains being recognized on loans sold, offset partially by a $5,000 decrease in insurance commissions, driven by premium rate reductions in automobile and home insurance.

Non-Interest Expense. Non-interest expense was $1.5 million for the three months ended September 30, 2006 and 2005. Increases and decreases in the non-interest expense components offset each other. Occupancy and equipment expenses declined $24,000, or 9.1%, to $240,000 for the three months ended September 30, 2006 from $264,000 for the three months ended September 30, 2005 which is primarily due to utility cost savings obtained through the installation of a more efficient unit at our main office and to a reduction in equipment maintenance costs as we have selectively eliminated some of the prepaid contracts in favor of “pay-as-you-go” contracts. Professional fees increased $27,000, or 54.0%, to $77,000 for the three months ended September 30, 2006 from $50,000 for the three months ended September 30, 2005 which are the result of higher legal and accounting fees incurred as a public company. Advertising expense decreased $18,000, or 17.6%, for the three months ended September 30, 2006 to $84,000 from $102,000 for the three months ended September 30, 2005 as we have reduced the number of media used.

Seneca-Cayuga Bancorp, Inc.

Income Taxes. Income taxes increased $40,000, or 105.3% to a $2,000 expense for the three months ended September 30, 2006 from a benefit of $38,000 for the three months ended September 30, 2005. The increase in expense is the direct result of higher levels of pre-tax income. The reason that income tax exceeds pre-tax income is primarily because the Company is subject to a New York State minimum tax based on average assets that more than offset the federal tax benefit recorded during the quarter.

Results of Operations for the Nine Months Ended September 30, 2006 and 2005

General. Net income increased $10,000, or 125.0%, to $2,000 for the nine months ended September 30, 2006 compared to a loss of $8,000 for the same period in the prior year. The increase was primarily attributable to a $63,000 increase in non-interest income and a $6,000 decrease in non-interest expense, offset partially by a $38,000 decrease in net interest income and a $24,000 increase in income tax expenses.

Net Interest Income. Net interest income decreased $38,000, or 1.3%, to $2.8 million for the nine months ended September 30, 2006 from $2.9 million for the nine months ended September 30, 2005. The decrease was attributable to a 36 basis point increase in the cost of interest-bearing liabilities, offset partially by a 22 basis point increase in yields earned on interest-earning assets which was largely due to a flat yield curve environment.

Interest Income. Interest income increased $308,000 or 5.8%, and was $5.7 million for the nine months ended September 30, 2006 as compared to $5.4 million for the nine months ended September 30, 2005. Our average interest-earning assets increased $2.0 million, or 1.4%, to $139.5 million at September 30, 2006 from $137.5 million at September 30, 2005. The increase in interest income resulted primarily from an increase of $448,000, or 13.4%, in interest and fee income from loans and an increase of $167,000, or 97.7%, in other interest-earning assets, offset partially by a decrease of $307,000, or 16.7%, in interest earned from mortgage-backed securities. Other interest-earning assets include proceeds from the Company’s stock offering, which were invested in short-term cash deposits. The yield earned on interest-earning assets increased 22 basis points, or 4.2%, to 5.42% for the nine months ended September 30, 2006 from 5.20% for the nine months ended September 30, 2005, reflecting the modest movement in long-term rates despite significant increases in short-term rates over the last year.

Interest Expense. Interest expense increased $346,000, or 13.8%, to $2.8 million for the nine months ended September 30, 2006 from $2.5 million for the nine months ended September 30, 2005. The increase in interest expense resulted despite the average balance of interest-earning liabilities declining $342,000, or 0.3%, to $129.5 million for the nine months ended September 30, 2006 from $129.8 million for the same period a year earlier. The increased interest expense is primarily the result of a shift in funding from money market and savings accounts to certificates of deposit. Average balances of money market accounts decreased $1.3 million, or 14.8%, to $7.2 million for the nine months ended September 30, 2006 from $8.5 million for the nine months ended September 30, 2005, and average balances of savings accounts decreased $2.9 million, or 5.5%, to $49.6 million from $52.5 million during the same time period. The decrease is attributable to accounts being transferred to certificates of deposit or being withdrawn as customers are seeking higher yields. The average balance of certificates of deposit increased $2.8 million, or 7.1%, to $42.5 million for the nine months ended September 30, 2006 from $39.7 million for the nine months ended September 30, 2005, which is primarily due to customers responding well to the higher yields earned on certificates of deposit causing a 58 basis point increase in certificates of deposit cost between the nine months ended September 30, 2006 and the nine months ended September 30, 2005. We increased our rates on certificates of deposit in order to be more competitive within our market area.

Provision for Loan Losses. The provision for loan losses was $70,000 for the nine months ended September 30, 2006 and $73,000 for the nine months ended September 30, 2005.

Non-Interest Income. Non-interest income increased $63,000, or 4.3%, and was $1.5 million for the nine months ended September 30, 2006 and 2005. Bank fees and service charges increased $70,000, or 10.2%, driven by higher volumes of account activity. Insurance commissions decreased $73,000, or 11.7%, reflecting a reduction in contingent income received and premium commission reductions in automobile and home insurance. Our mortgage banking income decreased $17,000, or 16.7%, as less gains were being recognized on loans sold, the effects of which were partially offset by an increase in servicing fees earned on loans sold. During 2006, the Company realized a $51,000 gain on the sale of a portion of a mutual fund investment, with no similar gains realized in 2005. Other non-interest income increased $32,000, or 66.7%, due to an increases of $15,000 and $19,000 in bank owned life insurance and rental income obtained form property purchased for potential future branching, respectively, offset partially by a $2,000 decrease in miscellaneous other non-interest income.

Seneca-Cayuga Bancorp, Inc.

Non-Interest Expense. Non-interest expense decreased $6,000, or 0.1%, and was $4.3 million for the nine months ended September 30, 2006 and 2005. The decrease was the result of a $12,000 decrease in compensation and benefits, a $29,000 savings in occupancy and equipment expense, a $46,000 reduction in advertising, a $18,000 decline in fees incurred for collections and to repossess and maintain collateral and a decrease of $14,000 in other non-interest expense, partially offset by a $44,000 increase in service charges assessed by correspondent banks and third party items processing, a $48,000 increase in professional fees, which is the result of increased costs associated with being a publicly-held company, and a $23,000 increase in telephone and postage.

Income Taxes. The income tax benefit increased $24,000, or 77.4%, to a $7,000 benefit for the nine months ended September 30, 2006 from a benefit of $31,000 for the nine months ended September 30, 2005 due to a lower pre-tax loss. The effective tax rate differs from the statutory federal rate of 34% primarily because the Company’s non-taxable income derived from changes in the cash value of bank-owned life insurance policies.

Comparison of Financial Condition at September 30, 2006 and December 31, 2005

Assets. Total assets increased by $2.1 million, or 1.4%, to $154.1 million at September 30, 2006 from $152.0 million at December 31, 2005 primarily due to increases in cash and cash equivalents and loans, offset by decreases in securities. Asset growth was funded by subscription funds received from the Company’s minority stock offering.

Cash and cash equivalents. Cash and cash equivalents increased by $675,000, or 19.7% to $4.1 million at September 30, 2006 from $3.4 million at December 31, 2005, primarily due to proceeds received from the Holding Company’s stock offering, which were invested in short term deposits held at the Federal Home Loan Bank of New York. It is anticipated that these funds will be used to repay term borrowings maturing in the fourth quarter of 2006.

Loans Receivable. Loans receivable, including loans held for sale, increased by $5.6 million, or 7.0%, to $84.8 million at September 30, 2006 from $79.3 million at December 31, 2005. The increase in loans receivable was the primarily the result of automobile loan originations and, to a lesser extent, mortgages and other loans to consumers. The Bank has experienced an increase in referrals from auto dealers within the Bank’s market area.

Interest-earning term deposits. Interest bearing term deposits increased to $4.0 million at September 30, 2006, which represents a portion of the stock offering proceeds. It is anticipated that these funds will be used to repay term borrowings maturing in the first quarter of 2007.

Securities. Securities decreased by $8.8 million, or 15.2%, to $48.9 million at September 30, 2006 from $57.7 million at December 31, 2005. The decrease is primarily attributable to the sale of $1.1 million of a mutual fund investment in March 2006 and principal payments received from our mortgage-backed securities.

Deposits. Deposits decreased by $503,000, or 0.4%, to $112.4 million at September 30, 2006 from $112.9 million at December 31, 2005. While checking accounts and certificates of deposit have increased between the two period ends, savings and money market account balances have declined. Checking accounts have increased $1.7 million, or 11.9%, to $15.8 million at September 30, 2006 from $14.1 million at December 31, 2005 as there has been an emphasis placed on increasing checking accounts. Certificates of deposit increased $4.6 million, or 11.3%, to $45.3 million at September 30, 2006 from $40.7 million at December 31, 2005, which is a function of the competitive rates offered on the product. Savings accounts decreased $4.7 million, or 9.5%, to $45.2 million and money market accounts decreased $2.1 million, or 25.0%, to $6.2 million since December 31, 2005, which is due to customer preferences migrating to certificates of deposit and to customers withdrawing their deposits seeking higher yield alternatives.

Borrowings. Borrowings decreased by $7.3 million, or 26.9%, to $19.9 million at September 30, 2006 from $27.2 million at December 31, 2005. Short-term borrowings were repaid primarily from mortgage-backed securities and other principal repayments received during the period and from proceeds received from the Company’s stock offering.

Seneca-Cayuga Bancorp, Inc.

Official checks. Official checks increased $1.2 million, or 152.9%, to $2.0 million at September 30, 2006 from $779,000 at December 31, 2005 caused primarily by customers withdrawing funds through the issuance of checks to pay their property taxes, which are due at the end of September.

Shareholders’ Equity. Total shareholders’ equity increased $9.1 million, or 89.7%, to $19.2 million at September 30, 2006 from $10.1 million at December 31, 2005. The increase is attributable to the Company’s public offering that generated net proceeds of $9.9 million after payment of $822,000 in conversion costs. Net proceeds of $933,000 were used to purchase stock for the Employee Stock Ownership Plan.

Nonperforming Assets

The table below is a summary of the Company’s non-performing assets at the dates indicated:

	September 30, 2006	December 31, 2005
	(in thousands)
Non-performing loans:
Real estate mortgages:
One- to-four-family	$351	$383
Home equity	62	39
Consumer	4	6

Total non-performing loans	$417	$428
Foreclosed assets, net	140	1

Total non-performing assets	$557	$429

Ratios:
Non-performing loans to total loans	0.49%	0.54%
Non-performing loans to total assets	0.27%	0.28%
Non-performing assets to total assets	0.36%	0.28%

Foreclosed assets increased principally as the result of two residential mortgage properties to which the Bank took title. These properties are actively being marketed, and their carrying values are at fair value.

At September 30, 2006, there were no other loans or other assets that were not disclosed in the table, where known information about the possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans in the future.

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

The Company has an agreement with the Federal Home Loan Bank that allows it to borrow up to $44.3 million. At September 30, 2006, the Company had outstanding advances and amortizing notes totaling $19.8 million. The Company also has a repurchase agreement with a correspondent bank providing an additional $10 million in liquidity, which is secured by the Company’s mortgage-backed securities. There were no advances outstanding under the repurchase agreement at September 30, 2006.

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

At September 30, 2006, the Company had loan commitments to borrowers of approximately $2.5 million and unused lines of credit of approximately $5.5 million. For the third quarter ended September 30, 2006, the Company originated loans of $8.8 million, as compared to $10.6 million of loans originated for the quarter ended September 30, 2005. Proceeds from loans sold during the third quarter ended September 30, 2006 were $2.5 million as compared to $786,000 for the quarter ended September 30, 2005. There were no letters of credit outstanding at September 30, 2006.

Time deposit accounts scheduled to mature within one year were $27.0 million at September 30, 2006. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with the Company. We are committed to maintaining a strong liquidity position; therefore, the Company monitors its liquidity position on a daily basis. The Company anticipates that it will have sufficient funds to meet its current funding commitments. The marginal cost of new funding however, whether from deposits or borrowings from the Federal Home Loan Bank, will be carefully considered as the Company monitors its liquidity needs. Therefore, in order to minimize its costs of funds, the Company may consider additional borrowings from the Federal Home Loan Bank in the future.

The Holding Company has completed a stock offering of 45.0% of the aggregate total voting stock of the Holding Company pursuant to the laws of the United States of America and the rules and regulations of the Office of Thrift Supervision (“OTS”). The stock was offered to eligible account holders, tax-qualified employee plans and to the public. The class of securities registered with the Commission was common stock, $0.01 par value. We sold 1,071,225 shares, the “adjusted maximum” approved by the OTS. The net proceeds from the offering were $9.9 million, which is net of $822,000 of costs associated with the Stock Offering. After the offering, 55% of the Company’s outstanding common stock, or 1,309,275 shares, is owned by The Seneca Falls Savings Bank, MHC.

The effective date of our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission (File No. 333-132759) was May 15, 2006. Our offering commenced on May 15, 2006 and closed on July 10, 2006. Keefe, Bruyette & Woods served as our marketing agent for the offering.

At September 30, 2006, the Seneca Falls Savings Bank (“Bank”) exceeded each of the applicable regulatory capital requirements. The Bank’s leverage (Tier 1) capital at September 30, 2006 was $17.1 million, or 11.13% of adjusted assets. In order to be classified as “well-capitalized” by the FDIC, the Bank is required to have Tier 1 capital of $7.7 million, or 5.00% of adjusted assets. To be classified as a well-capitalized bank by the FDIC, the Bank must also have a total risk-based capital ratio of 10.0%. At September 30, 2006, the Bank had a total risk-based capital ratio of 23.51%.

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

Seneca-Cayuga Bancorp, Inc.

Part II – Other Information

Item 1 – Legal Proceedings

At September 30, 2006, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	On February 27, 2006, the Company’s Board of Directors adopted a Plan of Stock Issuance (the “Plan”). On March 28, 2006 the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (File No. 333-132759) with respect to the shares to be offered and sold pursuant to the Plan. The Company registered for offer and sale 1,071,225 shares of common stock, par value $0.01 per share, at an offering price of $10.00 per share. The registration statement was declared effective by the Securities and Exchange Commission on May 15, 2006.

Keefe, Bruyette & Woods was engaged to assist in the marketing of the common stock. For its services, Keefe, Bruyette & Woods received a fee of $100,000. In addition, Keefe, Bruyette & Woods was reimbursed for certain expenses, including attorney fees.

The stock offering, which was completed on July 10, 2006, resulted in gross proceeds of $10.7 million through the sale of 1,071,225 shares at a price of $10.00 per share. Expenses related to the offering were $822,000 including the expenses paid to Keefe, Bruyette & Woods. No other underwriting discounts, commissions or finders fees were paid in connection with the offering. Net proceeds of the offering were approximately $9.9 million.

The Company lent approximately $933,000 to the Employee Stock Ownership Plan (“ESOP”) of the Bank to purchase stock in the stock offering. In addition to the funds used for the ESOP loan, approximately $500,000 of the net proceeds of the offering was retained by the Company, and the remainder of the net proceeds was contributed to the Bank. All of such proceeds have been invested in short-term investments. On a longer term basis such proceeds will be invested as set forth under the caption “How We Intend to Use the Proceeds of the Offering” in our Registration Statement on Form S8-2 filed on May 15, 2006.

(c)	There were no issuer purchases of equity securities during the quarter ended September 30, 2006.

Item 3 – Defaults Upon Senior Securities

Not applicable.

Item 4 – Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5 – Other Information

Not applicable.

Seneca-Cayuga Bancorp, Inc.

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

Seneca-Cayuga Bancorp, Inc.

Date: November 6, 2006	/s/ Robert E. Kernan, Jr.
Robert E. Kernan, Jr. President and Chief Executive Officer

Date: November 6, 2006	/s/ Menzo D. Case
Menzo D. Case Executive Vice President and Chief Financial Officer

Seneca-Cayuga Bancorp, Inc.

Index to Exhibits

Exhibit No.	Description	Page No.

31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer	24

31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer	25

32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer	26