Form 10KSB
period 2006-12-31
Seneca-Cayuga Bancorp, Inc.
filed 2007-03-29
CIK 1356261

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-51726

Seneca-Cayuga Bancorp, Inc.

(Name of Small Business Issuer in its Charter)

Federal	16-1601243
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

19 Cayuga Street, Seneca Falls, New York	13148
(Address of Principal Executive Office)	(Zip Code)

(315) 568-5855

(Issuer’s Telephone Number including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days. (1)    YES  ☒    NO☐.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.    ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

The Registrant’s revenues for the fiscal year ended December 31, 2006 were $9.8 million.

The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of March 26, 2007 was $10.0 million. As of March 26, 2007, there were 2,380,500 shares issued and outstanding of the Registrant’s Common Stock, including 1,309,275 shares owned by Seneca Falls Savings Bank, MHC.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Proxy Statement for the 2007 Annual Meeting of Stockholders (Part III)

Transitional Small Business Disclosure Format (check one):    ☐  YES    ☒  NO

Seneca-Cayuga Bancorp, Inc.

Annual Report On Form 10-KSB

For The Fiscal Year Ended

December 31, 2006

PART I

ITEM 1.	Description of Business

Forward Looking Statements

This Annual Report contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing products and services.

Seneca Falls Savings Bank, MHC

Seneca Falls Savings Bank, MHC is a federally chartered mutual holding company and currently owns 55% of the outstanding shares of common stock of Seneca-Cayuga Bancorp, Inc. Seneca Falls Savings Bank, MHC has not engaged in any significant business activity other than owning the common stock of Seneca-Cayuga Bancorp, Inc. So long as Seneca Falls Savings Bank, MHC exists, it will own a majority of the voting stock of Seneca-Cayuga Bancorp, Inc. The executive office of Seneca Falls Savings Bank, MHC, is located at 19 Cayuga Street, Seneca Falls, New York 13148, and its telephone number is (315) 568-5855. Seneca Falls Savings Bank, MHC is subject to comprehensive regulation and examination by the Office of Thrift Supervision.

Seneca-Cayuga Bancorp, Inc.

Seneca-Cayuga Bancorp, Inc. is the federally chartered mid-tier stock holding company of Seneca Falls Savings Bank. Seneca-Cayuga Bancorp, Inc. owns 45% of the common stock of Seneca Falls Savings Bank and has an approximately $1.6 million investment in a mutual fund. Seneca-Cayuga Bancorp, Inc. has not engaged in any significant business activity other than owning the common stock of Seneca Falls Savings Bank and investing in a mutual fund, and currently does not intend to expand materially its business activities (other than through Seneca Falls Savings Bank). Seneca-Cayuga Bancorp, Inc.’s executive office is located at 19 Cayuga Street, Seneca Falls, New York 13148, and its telephone number is (315) 568-5855. Seneca-Cayuga Bancorp, Inc. is subject to comprehensive regulation and examination by the Office of Thrift Supervision. At December 31, 2006, Seneca-Cayuga Bancorp, Inc. had total consolidated assets of $152.8 million, total consolidated deposits of $113.0 million and total consolidated shareholders’ equity of $18.7 million. Its consolidated net income for the year ended December 31, 2006 was $81,000.

On March 27, 2006, Seneca-Cayuga Bancorp, Inc. filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission in connection with Seneca-Cayuga Bancorp, Inc.’s offer and sale of shares of its common stock in a public offering. The Registration Statement was declared effective by the Securities and Exchange Commission on May 15, 2006. The offering was completed on July 10, 2006. In the offering, Seneca-Cayuga Bancorp, Inc. sold 1,071,225 shares of its common stock at a price of $10.00 per share and issued an additional 1,309,275 shares of its common stock to Seneca Falls Savings Bank, MHC.

Seneca Falls Savings Bank

Seneca Falls Savings Bank was organized in 1870 and is headquartered in Seneca Falls, New York. Seneca Falls Savings Bank has operated as a conservative thrift institution soliciting deposits and making primarily residential mortgage loans in the Northern Finger Lakes region of New York State. Seneca Falls Savings Bank’s main office is located at 19 Cayuga Street, Seneca Falls, New York 13148, and its three branch offices are located in Waterloo, Geneva and Auburn, New York. Seneca Falls Savings Bank also maintains a loan production office in Skaneateles, New York. The telephone number at its main office is (315) 568-5855.

General

We conduct our banking operations through our main office located at 19 Cayuga Street, Seneca Falls, New York and two full-service banking offices located in Waterloo and Geneva, New York. Subject to regulatory approval, we intend to open a full-service banking office in Auburn, New York in 2007. In addition, we conduct business through an in-store branch located in a Wal-Mart super center in Auburn, New York and a loan origination office in Skaneateles, New York. Our principal business consists of attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential mortgage loans and, to a lesser extent, consumer, home equity, multi-family and non-residential real estate loans and construction loans. We also make significant investments in mortgage-backed and other securities. Finally, through a subsidiary we also provide insurance as well as certain other financial products.

Our revenues are derived principally from interest on loans and securities. We also generate revenues from fees and service charges and other income. Our primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities.

Market Area

We primarily serve rural, small town and suburban communities located in the Northern Finger Lakes region extending from Geneva, New York in the West to Auburn, New York in the East. The Northern Finger Lakes region is located in the western portion of New York State between the cities of Rochester and Syracuse, New York. Seneca Falls is located six miles south of Interstate 90, the major east-west highway that runs through the state of New York.

Seneca Falls and the surrounding areas include a diverse population of low- and moderate- income neighborhoods as well as middle class and more affluent neighborhoods. The housing consists mainly of single-family residences.

The economy in our market area has suffered from a decline in manufacturing jobs over the last three decades and is currently based on a mixture of service, manufacturing, wholesale/retail trade, and state and local government. Major employers in our market area include several hospitals and healthcare providers, several correctional facilities as well as a number of large manufacturing facilities including McQuay International, TRW Transportation Electronics Division, McKenzie-Childs Ltd., NYCOR and ITT Industries. Geneva and Auburn also serve as bedroom communities for nearby Rochester and Syracuse, New York, which has supported a growth rate higher than Seneca Falls. The unemployment rate within our market area is currently somewhat below the comparable State and national averages although it is vulnerable to cutbacks by any of the large employers listed above.

According to published statistics, median household income in our market area is somewhat below the national and New York State average. Also, while household income in our market area is continuing to grow, it is growing at rates below the comparable state and national averages.

Competition

We face intense competition within our market area both in making loans and attracting deposits. Our market area has a high concentration of financial institutions including large money center and regional banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. In addition, under New York State municipal law, municipalities are not able to place deposits with us, a substantial source of funding for some commercial banks. As of June 30, 2006, our market share of deposits represented 54.71%, 2.57%, 5.13% and 6.98% of deposits in the cities of Seneca Falls, Auburn, Waterloo and Geneva, respectively.

Our competition for loans and deposits comes principally from commercial banks, mortgage banking firms and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies.

Lending Activities

Our principal lending activity has been the origination of permanent first mortgage loans for the purchase or refinancing of one- to four-family residential real property. We sell a portion of the fixed rate loans that we originate based on an evaluation of asset/liability position. We also offer construction loans, home equity loans, multi-family and non-residential real estate loans, commercial loans and consumer loans. We believe that originating a limited amount of non-residential and multi-family loans allows us to provide more comprehensive financial services to families and businesses within our community as well as increase the yield and interest rate sensitivity of our loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, including loans held for sale, by type of loan at the dates indicated.

	At December 31,
	2006		2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate mortgages:
One- to four-family	$70,413	80.7%	$66,289	83.4%
Multi-family	727	0.8	988	1.2
Non-residential	3,362	3.8	3,054	3.8
Construction	1,342	1.5	3,062	3.9
Commercial	244	0.3	48	0.1
Home equity	3,967	4.5	4,128	5.2
Manufactured home	3,049	3.5	–	–
Automobile	3,313	3.8	688	0.9
Other consumer	966	1.1	1,190	1.5

Total loans	$87,383	100.0%	$79,447	100.0%

Other items:
Deferred loan origination costs, net	695		195
Allowance for loan losses	(391)		(371)

Total loans, net	$87,687		$79,271

. Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio, including loans held for sale, at December 31, 2006. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to Four- Family (1)	Multi- Family	Non- Residential	Construction	Commercial	Home Equity	Manufactured Home	Automobile	Other Consumer	Total
	(In thousands)
Due During the Years Ending December 31,
2007	$3,440	$105	$468	$1,342	$124	$596	$91	$862	$642	$7,670
2008	3,462	65	220	—	65	609	99	848	159	5,527
2009	6,452	130	388	—	38	956	198	1,288	134	9,584
2010 to 2011	9,433	175	554	—	17	1,190	331	315	31	12,046
2012 to 2016	17,596	193	1,113	—	—	615	862	—	—	20,379
2017 to 2021	13,361	34	579	—	—	1	1,264	—	—	15,239
2022 and beyond	16,669	25	40	—	—	—	204	—	—	16,938

Total loans	$70,413	$727	$3,362	$1,342	$244	$3,967	$3,049	$3,313	$966	$87,383

(1)	Includes loans held for sale.

The following table sets forth our fixed- and adjustable-rate loans at December 31, 2006 that are contractually due after December 31, 2007.

	Due After December 31, 2007
	Fixed	Adjustable	Total
	(In thousands)
Real estate mortgages:
One- to four-family	$66,338	$4,000	$70,338
Multi-family	297	385	682
Non-residential	479	2,633	3,112
Construction	—	—	—
Commercial	93	102	195
Home equity	1,422	2,471	3,893
Manufactured home	3,049	—	3,049
Automobile	3,287	—	3,287
Other consumer	513	—	513

Total loans	$75,478	$9,591	$85,069

Loan Approval Procedures and Authority. Pursuant to Federal law, the aggregate amount of loans that Seneca Falls Savings Bank is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Seneca Falls Savings Bank’s unimpaired capital and surplus (25% if the security for such loan has a “readily ascertainable” value or 30% for certain residential development loans). At December 31, 2006, based on the 15% limitation, Seneca Falls Savings Bank’s loans-to-one-borrower limit was approximately $2.5 million. On the same date, Seneca Falls Savings Bank had no borrowers with outstanding balances in excess of this amount. As of December 31, 2006, the largest dollar amount outstanding to one borrower, or group of related borrowers, was $835,000 secured by five commercial buildings and a one-family residence located in Seneca Falls, New York. These loans were all performing in accordance with their terms at December 31, 2006. At December 31, 2006, Seneca Falls Savings Bank’s next largest loan relationship or group outstanding was a $501,000 residential real estate loan secured by a single-family home in Auburn, New York. This loan was performing in accordance with its terms at December 31, 2006.

Seneca Falls Savings Bank’s lending is subject to written underwriting standards and origination procedures. Decisions on loan applications are made on the basis of detailed applications submitted by the prospective borrower and property valuations (consistent with Seneca Falls Savings Bank’s appraisal policy) prepared by licensed appraisers. The loan applications are designed primarily to determine the borrower’s ability to repay, and the more significant items on the application are verified through use of credit reports, financial statements, tax returns and/or confirmations.

Under Seneca Falls Savings Bank’s loan policy, the individual processing an application is responsible for ensuring that all documentation is obtained prior to the submission of the application to an officer for approval. In addition, an officer verifies that the application meets Seneca Falls Savings Bank’s underwriting guidelines described below. Also, each application file is reviewed to assure its accuracy and completeness. Seneca Falls Savings Bank has a quality control review process in place for residential and commercial loans which includes reviews of underwriting decisions, appraisals and documentation. Seneca Falls Savings Bank is currently using the services of an independent company to perform the quality control reviews of residential mortgages.

Our senior officers and loan underwriter have approval authority for one- to four-family residential loans, up to $400,000. One- to four-family residential loans over $400,000 to $750,000 require the approval of Seneca Falls Savings Bank’s President or its Executive Vice President. Seneca Falls Savings Bank’s Senior Lending Officers have approval authority for multi-family and non-residential real estate loans up to $200,000. Loans over $200,000 to $750,000 require the approval of Seneca Falls Savings Bank’s President or Executive Vice President. Loans to a single related borrower that aggregate over $750,000 require approval by the Board of Directors. Various officers have approval authority ranging from $75,000 on secured consumer loans, up to $400,000 on home equity loans and lines up to $50,000 on commercial business loans. Officer approval authority on unsecured consumer loans range from $1,000 to $5,000.

Generally, Seneca Falls Savings Bank requires title insurance or abstracts on its mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. Seneca Falls Savings Bank also requires flood insurance to protect the property securing its interest when the property is located in a flood plain.

One- to Four-Family Residential Real Estate Lending. The cornerstone of our lending program is the origination of long-term permanent loans secured by mortgages on owner-occupied one- to four-family residences. At December 31, 2006, $70.4 million, or 80.7% of our loan portfolio consisted of permanent loans on one- to four-family residences. At that date, the average outstanding one- to four-family residential loan balance was $71,200 and the largest outstanding residential loan had a principal balance of $501,000. Virtually all of the residential loans we originate are secured by properties located in our market area.

Due to consumer demand, most of our current originations are 10- to 30-year fixed-rate loans secured by one- to four-family residential real estate. We generally originate our fixed rate one- to four-family loans in accordance with Fannie Mae standards to permit their sale in the secondary market. We monitor the volume and rate of our fixed rate loans to ensure compliance with our asset/liability management policy. At December 31, 2006, we had $779,000 of fixed-rate residential loans with original contractual maturities of 10 years or less, $24.1 million of fixed-rate residential loans with original contractual maturities between 10 and 20 years and $41.6 million of fixed-rate residential loans with original contractual maturities in excess of 21 years in its portfolio.

In addition, subject to consumer demand, we originate adjustable rate mortgage and balloon loans to reduce our exposure to changes in interest rates. We retain and service all adjustable rate mortgages and balloon loans we originate. We make such loans at rates and terms in accordance with market and competitive factors.

Our current one- to four-family residential adjustable rate mortgage loans are fully amortizing with contractual maturities of up to 30 years. The interest rates on the adjustable rate mortgage loans we currently originate are generally subject to adjustment at one-year, three-year and five-year intervals based on a margin over the corresponding Treasury Index. Our adjustable rate mortgage loans generally provide for maximum rate adjustments of 2% per adjustment, with a lifetime maximum adjustments up to 6%, regardless of the initial rate. Our adjustable rate mortgages are not convertible into fixed-rate loans, do not contain prepayment penalties and do not produce negative amortization.

Although adjustable rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically reprice, as interest rates increase, as the required payments due from the borrower increase, subject to rate caps, the potential for default by the borrower will also increase. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. As a result, the effectiveness of adjustable rate mortgage loans may be limited during periods of rapidly rising interest rates. At December 31, 2006, $4.0 million, or 5.7% of our one- to four-family residential loans, had adjustable rates of interest.

We evaluate both the borrower’s ability to make principal, interest and escrow payments and the value of the property that will secure the loan. Seneca Falls Savings Bank currently originates residential mortgage loans with loan-to-value ratios of up to 102% for owner-occupied single family homes that qualify for the USDA Guaranteed Rural Housing Program; 100% for owner occupied one- to two-family homes with private mortgage insurance to reduce Seneca Falls Savings Bank’s exposure to 80% or less; up to 80% for owner-occupied three- to four- family homes; and up to 75% for non-owner occupied homes.

As of December 31, 2006, we had two one- to four-family residential mortgage loans, with carrying values totalling $937,000 which were in excess of the $417,000 2007 Freddie Mac maximum. These loans are secured by a single-family residence in Seneca Falls and Auburn, New York. As of December 31, 2006, both loans were performing in accordance with their terms. Our historical delinquency experience on our loans in excess of this maximum has been similar to our experience on other residential loans.

Our residential mortgage loans customarily include due-on-sale clauses giving us the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid.

Multi-Family and Non-Residential Real Estate Lending. We originate permanent multi-family and non-residential real estate loans. Most of our originated loans are located in our primary market area. At December 31, 2006, we had $727,000 in multi-family and $3.4 million in non-residential real estate loans, representing 0.8% and 3.8% of the gross loan portfolio, respectively.

Our multi-family loan portfolio includes loans secured by five or more unit residential buildings located primarily in our primary market area. Our non-residential real estate loan portfolio consists of loans on a variety of non-residential properties including small office buildings, churches and retail facilities.

Seneca Falls Savings Bank’s multi-family and nonresidential real estate loans generally have a maximum term of 20 years and fixed and adjustable rates based on the relevant Constant Maturity Treasury Bill Index, plus a margin. The rate adjusts annually from the outset of the loan or after a three- or five-year initial fixed rate period. These loans are generally made in amounts of up to 75% of the lesser of the appraised value or the purchase price of the property with a projected debt service coverage ratio of at least 120%.

Appraisals on properties securing multi-family and nonresidential real estate loans are performed by an independent appraiser designated by Seneca Falls Savings Bank at the time the loan is made. All appraisals on multi-family or nonresidential real estate loans are reviewed by the Bank’s management. Our underwriting procedures include considering the borrower’s expertise and require verification of the borrower’s credit history, income and financial statements, banking relationships, references and income projections for the property. Where feasible, the Bank seeks to obtain personal guarantees on these loans.

A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We require commercial borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to the individual principal of our commercial borrowers. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable.

At December 31, 2006, Seneca Falls Savings Bank’s largest non-residential real estate relationship had six loans outstanding with an aggregate balance of $835,000. These loans were originated in 2004 and 2005 and are secured by one residential property and five office and apartment buildings located in Seneca Falls, New York. At December 31, 2006, our largest multi-family loan had a balance of $123,000 and is secured by a multi-unit apartment building located in Seneca Falls, New York. At December 31, 2006, these loans were performing in accordance with their terms.

Multi-family and non-residential real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family residential and non-residential real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired. At December 31, 2006 we had one $85,000 non-residential loan which was 90 days or more delinquent. There were no multi-family loans which were 90 days or more delinquent.

Construction Lending. We make construction loans to individuals for the construction of their primary or secondary residences and loans to builders or developers for the construction of single-family and multi-family properties. At December 31, 2006, our construction loans totaled $1.3 million representing 1.5% of the gross loan portfolio.

Loans to individuals for the construction of their residences typically run for up to 12 months and then convert to permanent loans. These construction loans have rates and terms comparable to one- to four-family loans offered by Seneca Falls Savings Bank. During the construction phase the borrower pays interest only. The maximum loan-to-value ratio of owner-occupied single-family construction loans is 100% provided primary mortgage insurance is obtained to reduce the Bank’s exposure to 80% or less. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At December 31, 2006, our largest outstanding residential construction loan commitment was for $281,000 of which $250,000 was outstanding. This loan was 30 days delinquent at December 31, 2006 and paid current by February 5, 2007.

The application process includes a submission to Seneca Falls Savings Bank of accurate plans, specifications and costs of the project to be constructed or developed. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and/or the cost of construction (land plus building). The Bank’s construction loan agreements generally provide that loan proceeds are disbursed in increments as construction progresses. Licensed appraisers inspect the progress of the construction of the dwelling before disbursements are made.

From time to time we also make construction loans for small commercial development projects such as multi-family, apartment and small retail and office buildings. These loans generally have an interest-only phase during construction then convert to permanent financing. Disbursements of construction loan funds are at our discretion based on the progress of construction. The maximum loan-to-value ratio limit applicable to these loans is generally 75%. At December 31, 2006, we had no commercial construction loans outstanding or committed.

Construction lending generally affords us an opportunity to receive higher origination and other loan fees. In addition, such loans are generally made for relatively short terms. Nevertheless, construction lending to persons other than owner-occupants is generally considered to involve a higher level of credit risk than one- to four-family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on construction projects, real estate developers and managers. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor. Our risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value upon completion of the project and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project with a value which is insufficient to assure full repayment and/or the possibility of having to make substantial investments to complete and sell the project. Because defaults in repayment may not occur during the construction period, it may be difficult to identify problem loans at an early stage. When loan payments become due, the cash flow from the property may not be adequate to service the debt. In such cases, we may be required to modify the terms of the loan.

Home Equity Lending. Seneca Falls Savings Bank originates fixed-rate home equity loans and variable rate home equity lines of credit secured by a lien on the borrower’s residence. Seneca Falls Savings Bank’s home equity products are limited to 80% of the property value less any other mortgages. Seneca Falls Savings Bank uses the same underwriting standards for home equity lines and loans as it uses for one- to four-family residential mortgage loans. The fixed-rate for home equity loans is generally determined as a percentage over the prime rate. The variable interest rates for home equity lines of credit float at a stated margin over the highest prime rate published in The Wall Street Journal and may not exceed 15.00% over the life of the loan. Seneca Falls Savings Bank currently offers home equity loans with terms of up to 15 years with principal and interest paid monthly from the closing date. The home equity lines provide for an initial draw period of up to 10 years, and payments include principal and interest calculated based on a 15 year amortization. At the end of the initial 10 years, the line is to be paid in full. At December 31, 2006, Seneca Falls Savings Bank had $4.0 million, or 4.5% of total loans, of home equity loans and outstanding advances under home equity lines and an additional $3.6 million of funds committed, but not advanced, under home equity lines of credit. At December 31, 2006, there were two home equity loans totalling $46,000 that were 90 days or more delinquent.

Manufactured Home Lending. During 2006, Seneca Falls Savings Bank began accepting manufactured home loan applications obtained by a third party. The loans are secured by the manufactured homes that are not permanently affixed to real estate and are located generally in the New England states, primarily in upscale retirement communities. The loans are underwritten according to the Bank’s lending policy, which provides for a maximum loan-to-value of 80% and takes into consideration the applicant’s previous credit history and an assessment of the applicant’s ability to make the proposed payments.

If the Bank funds the loan, the third party is paid a 1.25% fee for each loan and agrees to provide collection services in the event the loan becomes delinquent. In addition, a portion of the fee paid is placed into an escrow account to be used to reimburse the Bank for any losses incurred under the program. These fixed rate loans are fully amortizing with contractual maturities of up to 20 years. At December 31, 2006, the Bank had $3.0 million, or 3.5% of total loans, of manufactured home loans outstanding, and the loss escrow was $225,000. We expect the 2007 volume to be consistent with 2006. There were no manufactured home loans that were 90 days or more delinquent at December 31, 2006.

Automobile Lending. During 2006 we hired an experienced loan officer with extensive automobile lending experience and increased our automobile lending by entering into an indirect lending arrangement with a local third party auto dealership. Under the agreement, loan applications are obtained by the auto dealership and forwarded to the Bank for consideration. The Bank funds the loan if the proposed loan meets the Bank’s underwriting standards. When considering whether to approve the loan, we review the collateral, the applicant’s credit history and the applicant’s income as compared to all debt payments, including the proposed loan.

These loans have fixed rates with contractual maturities of up to 72 months, depending upon the age of the vehicle. The maximum loan is limited to lower of 130% of the NADA trade-in value or 130% of the dealer invoice. A fee is paid to the dealership for each loan that is funded, but there are no dealer reserves. At December 31, 2006, the Bank had $3.3 million, or 3.8% of total loans, of automobile loans outstanding. There were no automobile loans that were 90 days or more delinquent at December 31, 2006. We expect the 2007 volume to be consistent with 2006. Most of the automobile loans originated in 2006 were for new vehicles.

Automobile loans are subject to many of the same risks discussed with respect to consumer loans including that the value of the collateral which tends to depreciate quickly, may become less than the loan amount.

Other Consumer Lending. We offer a variety of other secured consumer loans, including loans secured by recreational vehicles and savings deposits. Although most of our consumer loans are secured, we also make a fairly limited amount of unsecured personal loans. We currently originate substantially all of our other consumer loans in our market area. At December 31, 2006, our other consumer loans totalled $1.0 million representing 1.1% of the gross loan portfolio.

The terms of other types of other consumer loans vary according to the type of collateral, length of contract, and creditworthiness of the borrower. The underwriting standards employed for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of the borrower’s ability to meet payments on the proposed loan along with his existing obligations. In addition to the creditworthiness of the applicant, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Unsecured personal loans are available to creditworthy borrowers for a variety of personal needs and have been extended on a very limited basis.

Other consumer loans may entail greater risk than residential mortgage loans, as they are typically unsecured or secured by rapidly depreciable assets. In such cases, any repossessed collateral for defaulted consumer loans may not provide adequate sources of repayment for the outstanding loan balances as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2006, there were no other consumer loans 90 days or more delinquent. There can be no assurance that delinquencies will not increase in the future.

Commercial Loans. Seneca Falls Savings Bank occasionally makes secured or unsecured loans to professionals, sole proprietorships and small businesses for commercial, corporate and business purposes. Commercial lending products include term loans and revolving lines of credit. Such loans are often used for working capital purposes or for purchasing equipment, inventory or furniture. Commercial loans are made with either adjustable or fixed rates of interest. Variable rates are based on the prime rate, as published in The Wall Street Journal, plus a margin. Fixed rate commercial loans are set at a margin above prime rate. At December 31, 2006, the Bank had $244,000 of commercial business loans outstanding, representing less than 1% of the total loan portfolio.

When making commercial loans, we consider the financial statements of the borrower, the lending history of the borrower, the debt service capabilities of the borrower, the projected cash flows of the business, the value of the collateral, if any, and whether the loan is guaranteed by the principals of the borrower. Commercial loans are generally secured by accounts receivable, inventory and equipment. Depending on the amount of the loan and the collateral used to secure the loan, commercial loans are made in amounts of up to 90% of the value of the collateral securing the loan.

Commercial loans generally have a greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. We seek to minimize these risks through our underwriting standards.

At December 31, 2006, our largest commercial loan relationship was one unsecured loan outstanding totalling $101,000 used for interim financing of renovations on rental properties and construction of new residential properties. Interest only payments are required during the renovation or construction phase, which is generally longer than 12 months. Following completion of the respective project, the portion of debt outstanding is either repaid from sale of the property or a new loan is made with the property serving as collateral with principal and interest payments made monthly. The loan was performing according to the loan terms at December 31, 2006.

Originations, Purchases and Sales of Loans

We originate real estate and other loans through marketing efforts, our customer base, walk-in customers and referrals from real estate brokers, builders, attorneys and, in the case of automobile loans, automobile dealers. We currently offer incentives to employees for loan referrals. We also employ commissioned loan originators to assist in the process of obtaining loans.

Since 2003, we have sold a portion of our fixed rate one- to four-family mortgage loan originations to the Federal Home Loan Bank of Chicago with aggregate recourse generally limited to approximately 3.01% of the sold loan balance. We generally make decisions regarding the amount of loans we wish to sell based on interest rate management considerations. At December 31, 2006, we serviced $33.2 million of mortgage loans for others.

On rare occasions, we purchase loans from third parties to supplement loan production. In particular, we may purchase loans of a type which are not available or available with as favourable terms in our own market area. We generally use the same underwriting standards in evaluating loan purchases as we do in originating loans. At December 31, 2006, approximately $178,000 of our loan portfolio was serviced by others.

The following represents the activity in our loan portfolio, including loans held for sale, for the years ended December 31, 2006 and 2005:

	Year Ended December 31,
	2006		2005
	(In thousands)
Total loans at beginning of period	$79,271		$69,079
Originations by type:
Real estate
One- to four-family	7,521		13,990
Multi-family	75		—
Non-residential	492		529
Loans originated for sale	7,984	[1]	3,667
Construction	3,174		5,552
Commercial	354		106
Home equity	2,138		2,454
Manufactured home	3,443		—
Automobile	3,179		367
Other consumer	1,736		1,014

Total loans originated.	$30,096		$27,679

Deduct:
Principal repayment	13,988		13,475
Transfer to foreclosed assets	190		209
Proceeds from loans sold	8,005	[1]	3,837
Gains on loans sold	(20)		(30)
Other	(483)		(4)

Total deductions	21,680		17,487

Net loan activity	8,416		10,192

Total loans at end of period	$87,687		$79,271

(1)	Consisted of fixed-rate loans secured by one- to four-family residential properties. These loans were sold in order to meet interest rate sensitivity objectives.

Delinquencies and Non-Performing Assets

Delinquency Procedures. When a borrower fails to make a required payment on a loan, we attempt to cause the delinquency to be cured by contacting the borrower. A late notice is generated and is sent to all mortgage loans 15 days delinquent and to all consumer loans 10 days delinquent. The borrower is contacted by the collections officer 20 days after the due date of all loans. Another late notice along with any required demand letters as set forth in the loan contract are sent 30 days after the due date. Additional written and verbal contacts may be made with the borrower between 30 and 60 days after the due date.

If the delinquency is not cured by the 60th day, the customer is normally provided 30 days written notice that the account will be referred to counsel for collection and foreclosure, if necessary. If it becomes necessary to foreclose, the property is sold at public sale and we may bid on the property to protect our interest. The decision to foreclose is made by the collection officer in our organization.

All loan charge offs are recommend by the collections officer and approved by either the President or the Executive Vice President. Our procedure for repossession and sale of collateral are subject to various requirements under New York State consumer protection laws.

When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure it is classified foreclosed real estate until it is sold. The real estate is recorded at estimated fair value at the date of acquisition, and any write-down resulting therefrom is charged to the allowance for loan losses. Subsequent decreases in the value of the property are charged to operations through the creation of a valuation allowance. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent the estimated fair value, less estimated costs to sell, exceed its carrying amount.

Delinquent Loans. The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	Loans Delinquent For
	30-59 Days		60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2006
Real estate mortgages:
One- to four-family	34	$1,978	2	$68	5	$245	41	$2,291
Multi-family	1	84	—	—	—	—	1	84
Non-residential	4	201	—	—	1	85	5	286
Home equity	2	35	—	—	2	46	4	81
Automobile	4	25	—	—	—	—	4	25
Other consumer	5	3	—	—	—	—	5	3

Total	50	$2,326	2	$68	8	$376	60	$2,770

At December 31, 2005
Real estate mortgages:
One- to four-family	29	$1,569	8	$342	6	$382	43	$2,293
Multi-family	1	129	—	—	—	—	1	129
Non-residential	1	41	1	95	—	—	2	136
Construction	—	—	1	178	—	—	1	178
Home equity	4	86	1	15	1	40	6	141
Automobile	5	22	—	—	—	—	5	22
Other consumer	5	5	1	7	3	6	9	18

Total	45	$1,852	12	$637	10	$428	67	$2,917

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Office of Thrift Supervision (the “OTS”) to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are placed on a “watch list” by our management.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover probable accrued losses. General allowances represent loss allowances which have been established to cover probable accrued losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, who may order the establishment of additional general or specific loss allowances.

In connection with the filing of our periodic reports with the OTS and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.

On the basis of this review of our assets, at December 31, 2006, we had classified or held as special mention the following assets:

	At December 31,
	2006	2005
	(In thousands)
Substandard	$375	$424
Doubtful	1	—
Loss	—	4
Special mention	1,525	1,008

Total classified and special mention assets	$1,901	$1,436

Our classified assets consist of the (i) non-performing loans and (ii) loans and other assets of concern discussed herein. As of the date hereof, these asset classifications are consistent with those of the OTS and the FDIC.

Special mention assets at December 31, 2006 consisted of residential loans which were either current or less than 90 days delinquent where the collateral was considered adequate to cover the loan but management had concerns regarding the borrowers because of failure to pay real estate taxes, personal bankruptcy, chronic late payments or other reasons.

Assets classified as special mention increased $517,000, or 51.3% to $1.5 million at December 31, 2006 from $1.0 million at December 31, 2005. There were 21 loans classified as special mention at December 31, 2006 as compared to 20 loans at December 31, 2005. The increase is primarily attributable to the removing of several smaller loans and adding a few higher relationships with either past due property taxes or that had a pattern of continued delinquency.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates). There are no loans greater than 90 days delinquent and still accruing.

	At December 31,
	2006	2005
	(Dollars in thousands)
Non-accrual loans:
Real estate mortgages:
One- to four-family	$245	$383
Non-residential	85	—
Home equity	46	39
Other consumer	—	6

Total non-accrual loans	$376	$428
Foreclosed assets, net	140	1

Total non-performing assets	$516	$429

Ratios:
Non-performing loans to total loans	0.43%	0.54%
Non-performing loans to total assets	0.25%	0.28%
Non-performing assets to total assets	0.34%	0.28%

The accrual of interest is discontinued when contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans generally is applied against principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

For the year ended December 31, 2006, gross interest income which would have been recorded had our non-accruing loans been current in accordance with their original terms amounted to $28,000. Interest income recognized on such loans for the year ended December 31, 2006 was $17,000.

At December 31, 2006, there were no other loans or other assets that are not disclosed on the table or disclosed as classified or special mention, where known information about the possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

Allowance for Loan Losses

Analysis and Determination of the Allowance for Loan Losses. Our allowance for loan losses is a valuation allowance for probable losses inherent in our loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of three key elements: (1) specific allowances for identified problem loans; (2) a general valuation allowance on certain identified problem loans; and (3) a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

Specific Allowances for Identified Problem Loans. We establish an allowance on identified problem loans based on such factors as: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency. In addition, for loans secured by real estate, we consider the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.

General Valuation Allowance on Certain Identified Problem Loans. We also establish a general allowance for loans classified as special mention that do not have an individual allowance. We segregate these loans by loan category and assign allowance percentages to each category based on inherent losses associated with each type of lending and consideration that these loans, in the aggregate, represent an above-average credit risk and that more of these loans will prove to be uncollectible compared to loans in the general portfolio.

General Valuation Allowance on the Remainder of the Loan Portfolio. We establish another general allowance for loans that are not classified to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends and management’s evaluation of the collectibility of the loan portfolio. The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current real estate environment.

In addition, as an integral part of their examination process, the Office of Thrift Supervision and Federal Deposit Insurance Corporation will periodically review our allowance for loan losses. Such agencies may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the fiscal years indicated.

	At or For the Years Ended December 31,
	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$371	$322

Charge-offs:
One- to four-family real estate mortgages	(74)	(26)
Automobile	—	(14)
Other consumer	(12)	(26)

Total charge-offs	(86)	(66)

Recoveries:
One- to four-family real estate mortgages	4	3
Automobile	6	12
Other consumer	4	12

Total recoveries	14	27

Net (charge-offs)	(72)	(39)
Provision for loan losses	92	88

Balance at end of year	$391	$371

Allowance to nonperforming loans	103.99%	86.68%
Allowance to total loans outstanding at end of period	0.45%	0.47%
Net charge-off to average loans outstanding during period	0.09%	0.05%

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category, the total loan balances by category (including loans held for sale), and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2006			2005
	Loan Balances by Category	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Loan Balances by Category	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate mortgages:
One- to four-family	$70,413	$292	80.7%	$66,289	$269	83.4%
Multi-family	727	3	0.8	988	2	1.2
Non-residential	3,362	14	3.8	3,054	13	3.8
Construction	1,342	3	1.5	3,062	10	3.9
Commercial	244	3	0.3	48	1	0.1
Home equity	3,967	12	4.5	4,128	14	5.2
Manufactured home	3,049	—	3.5	—	—	—
Automobile	3,313	44	3.8	688	18	0.9
Other consumer	966	14	1.1	1,190	39	1.5
Unallocated	—	6	—	—	5	—

Total	$87,383	$391	100.0%	$79,447	$371	100.0%

At December 31, 2006, our allowance for loan losses represented 0.45% of total gross loans and 104.0% of nonperforming loans. The allowance for loan losses increased to $391,000 at December 31, 2006 from $371,000 at December 31, 2005, due to the provision for loan losses of $92,000, offset by net charge-offs of $72,000. The provision for loan losses reflected decreases in charge-offs and the mix of nonperforming loans. There were no changes in the loss factors used to calculate the allowance from December 31, 2005 to December 31, 2006 except that the allowance factor applied to current automobile loans was increased to reflect the significant increase in automobile loans. No reserve is allocated to manufactured home loans as a portion of the fee paid to a third party is placed in a loss escrow account to be used to reimburse the Bank for any losses incurred on the portfolio. The loss escrow account balance at December 31, 2006 was $225,000, which represents 7.4% of the manufactured home loan portfolio which we believe is sufficient to absorb the inherent losses within the portfolio.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with accounting principles generally accepted in the United States of America, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loan deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Investment Activities

General. The Bank utilizes mortgage-backed and other debt securities in virtually all aspects of its asset/liability management strategy. In making investment decisions, management considers, among other things, the Bank’s yield and interest rate objectives, its interest rate risk and credit risk position, its loan volume, and its liquidity and cash flow.

The Bank maintains minimum levels of liquid assets to ensure it has adequate cash to fund anticipated needs. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Cash flow projections are reviewed and updated regularly to assure that adequate liquidity is maintained. The Bank’s level of liquidity is a result of management’s asset/liability strategy.

Mortgage-Backed Securities. The Bank invests in mortgage-backed pass-through securities in order to supplement loan production and achieve its asset/liability management goals. All of these securities owned by the Bank are issued, insured or guaranteed either directly or indirectly by a Federal agency, a government sponsored enterprise or are rated “AA” or higher. Ginnie Mae is a corporation wholly owned by the United States Government and, as a result, all securities issued by it are backed by the full faith and credit of the United States. In contrast, Fannie Mae and Freddie Mac are government sponsored enterprises, the obligations of which are neither backed by, nor explicitly guaranteed by, the United States government.

It should be noted that, while a Federal agency, government sponsored enterprise guarantee or a high credit rating may indicate a high degree of protection against default, such guarantees and ratings do not protect the securities from declines in value based on changes in interest rates or prepayment speeds. Reflecting its policy of maintaining a substantial portfolio of investments having short to medium terms to repricing or maturity, the Bank’s mortgage-backed pass-through securities portfolio at December 31, 2006 included (i) $3.3 million of fixed-rate securities with remaining contractual maturities of five years or less and (ii) $27.0 million of adjustable-rate mortgage-backed securities.

The fair values of a significant portion of the Bank’s mortgage-backed securities held-to-maturity have been from time to time significantly lower than their carrying values. However, for financial reporting purposes, such declines in value are considered to be temporary in nature since they have been due to changes in interest rates rather than credit concerns. At December 31, 2006, the total fair value of the Bank’s mortgage-backed securities held-to-maturity was $20.6 million, or $512,000 less than total amortized cost.

Mortgage-Backed Securities Portfolio Composition. The following table sets forth the composition of the Bank’s securities mortgage-backed portfolio at the dates indicated.

	At December 31,
	2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities available for sale:
Pass-through securities:
Fannie Mae	$3,038	$2,906	$3,796	$3,668
Freddie Mac	12,065	11,573	15,492	14,931
Ginnie Mae	4,974	4,885	7,684	7,545

Total mortgage-backed securities available for sale	$20,077	$19,364	$26,972	$26,144

Mortgage-backed securities held to maturity:
Pass-through securities:
Fannie Mae	13,397	13,133	14,924	14,710
Freddie Mac	5,916	5,711	7,130	6,941
Ginnie Mae	1,755	1,712	2,557	2,514

Total mortgage-backed securities held to maturity	$21,068	$20,556	$24,611	$24,165

Total mortgage-backed securities	$41,145	$39,920	$51,583	$50,309

Mortgage-Backed Securities Activity. The following table sets forth mortgage-backed securities purchases and principal repayments for the periods indicated. There were no sales of mortgage-backed securities during these periods.

	At December 31, 2006
	Available for Sale	Held to Maturity	Total
	(In thousands)
Total at beginning of period	$26,972	$24,611	$51,583
Purchases	—	—	—
Principal repayments	(6,884)	(3,541)	(10,425)
Amortization/Accretion	(11)	(2)	(13)

Net activity	(6,895)	(3,543)	(10,438)

Ending balance	$20,077	$21,068	$41,145

Mortgage-Backed Securities Portfolio Maturities and Yields. The following table sets forth the contractual maturities and weighted average yields of Seneca Falls Savings Bank’s securities portfolio at December 31, 2006. Mortgage-backed securities are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan prepayments. In addition, under the structure of some of the Bank’s CMOs, the Bank’s short- and intermediate-tranche interests have repayment priority over the longer term tranches of the same underlying mortgage pool.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Mortgage-backed securities available for sale:
Pass-through securities:
Fannie Mae	$—	0.00%	$—	0.00%	$—	0.00%	$3,038	4.02%	$3,038	$2,906	4.02%
Freddie Mac	—	0.00%	—	0.00%	1,099	4.00%	10,966	4.04%	12,065	11,573	4.04%
Ginnie Mae	—	0.00%	—	0.00%	—	0.00%	4,974	3.47%	4,974	4,885	3.47%

Total mortgage-backed securities available for sale	$—	0.00%	$—	0.00%	$1,099	4.00%	$18,978	3.89%	$20,077	$19,364	3.89%

Mortgage-backed securities held to maturity:
Pass-through securities:
Fannie Mae	$—	0.00%	$1,874	5.64%	$7,081	4.57%	$4,442	4.20%	$13,397	13,133	4.60%
Freddie Mac	11	7.50%	444	4.00%	32	6.50%	5,429	4.63%	5,916	5,711	4.60%
Ginnie Mae	5	7.83%	8	9.89%	—	0.00%	1,742	3.67%	1,755	1,712	3.71%

Total mortgage-backed securities held to maturity	$16	7.60%	$2,326	5.34%	$7,113	4.58%	$11,613	4.32%	$21,068	$20,556	4.53%

The Bank’s holdings of mortgage-backed securities have increased in recent years as a result of increased competition for mortgage loans and our deposit growth. Federal agency and government sponsored enterprise mortgage-backed securities carry a yield generally lower than that of the corresponding type of residential loan due to a guarantee fee and the retention of a servicing spread by the loan servicer. Accordingly, if the proportion of the Bank’s assets consisting of mortgage-backed and other debt securities increases, the Bank’s asset yields would likely be somewhat adversely affected. The Bank will evaluate mortgage-backed securities purchases in the future based on its asset/liability objectives, market conditions and alternative investment opportunities.

Investment Securities. To date, our other investment securities have been high-quality assets (primarily U.S. Government and Agency obligations) with short and intermediate terms (ten years or less) to maturity and liquidity investments and, to a much less extent, certain equity securities. At December 31, 2006, the Bank did not own any debt securities of a single issuer the carrying value of which exceeded 10% of the Bank’s equity, other than U.S. Government or Federal Agency obligations.

Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated.

	At December 31,
	2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale:
Equity securities	$3,270	$3,303	$4,203	$4,228

Securities held-to-maturity:
State and political subdivisions	$151	$151	$200	$203
Corporate bonds	—	—	—	—
U.S. Government-sponsored entity securities	2,500	2,448	2,500	2,449

Total securities held to maturity	$2,651	$2,599	$2,700	$2,652

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2006 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
Equity securities	$—	—	$—	—	$—	—	$—	—	$3,270	$3,303

Securities held-to-maturity:
State and political subdivisions	5	6.88%	—	—	146	6.55%	—	—	151	151	6.56%
U.S. Government-sponsored entity securities	—	0.00%	1,000	3.25%	1,500	4.67%	—	—	2,500	2,448	4.10%

Total securities held-to-maturity	$5	6.88%	$1,000	3.25%	$1,646	4.83%	$—	—	$2,651	$2,599	4.24%

Equity Securities. At December 31, 2006, we owned 11,070 shares of the Asset Management Fund Large Cap Equity Institutional Fund, Inc. (the “Fund”) with a fair value of $1.6 million at December 31, 2006. The Fund was designed as an investment vehicle for New York savings banks with the primary objective of achieving capital appreciation and a secondary objective of providing income to its shareholders. The Fund invests primarily in dividend-paying common stocks of companies with market capitalizations in excess of $5 billion. The Fund provided total dividends of $180,000 during the year ended December 31, 2006 as compared to $136,000 for the prior year. Most of the Fund’s dividends are paid at year-end based on the value of capital gains realized during the course of the year. In March 2006 we sold 7,268 shares of our interest in the Fund at a gain of $51,000.

On January 8, 2007, the Fund was reorganized into a new fund, Large Cap Equity Fund, and is one of seven funds offered through the Assets Management Fund. The new fund has the same primary objectives as the Fund and maintains the same investment criteria.

The Company’s Chairman and Chief Executive Officer, Robert Kernan, was a member of the Board of Directors of the Fund but had no financial interest in the success of the Fund. We have not made any additional investments in the Fund other than the reinvestment of dividends since 1953. At December 31, 2006, the Bank also had a $1.7 million interest in the AMF Ultra Short Mortgage Fund which invests primarily in adjustable rate mortgage loans.

Sources of Funds

General. Deposits have traditionally been the primary source of funds for use in lending and investment activities. We also use borrowings, primarily Federal Home Loan Bank of New York advances, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, funds are derived from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including demand accounts, NOW accounts, money market accounts, savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. In recent years we have emphasized, subject to market conditions, demand, interest bearing checking and savings accounts. We have not accepted brokered deposits in the recent past, although we have the authority to do so.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. Personalized customer service and long-standing relationships with customers are relied upon to attract and retain deposits.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on our experience, we believe that passbook statement savings, demand and NOW accounts are relatively stable sources of deposits as compared to certificate deposits. However, our ability to attract and maintain all deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At December 31,
	2006			2005
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Demand and interest-bearing checking	$15,127	13.4%	0.13%	$14,143	12.5%	0.16%
Money market deposits	6,022	5.3	1.68	8,221	7.3	1.69
Savings accounts	42,981	38.1	2.07	49,887	44.2	2.10

Total transaction accounts	64,130	56.8		72,251	64.0
Certificates of deposit	48,795	43.2	4.43	40,664	36.0	3.76

Total deposits	$112,925	100.0%	2.81%	$112,915	100.0%	2.42%

The following table sets forth our deposit flows for the fiscal years indicated.

	Years Ended December 31,
	2006	2005
	(In thousands)
Beginning balance	$112,915	$110,247
Net (withdrawals) deposits before interest credited	(2,999)	(38)
Interest credited	3,009	2,706

Ending balance	$112,925	$112,915

As of December 31, 2006, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $14.5 million. The following table indicates the amount of those certificates of deposit as of December 31, 2006 by time remaining until maturity.

At December 31, 2006
(In thousands)
Three months or less	$2,710
Over three months through six months	6,083
Over six months through one year	4,127
Over one year to two years	1,223
Over two years	307

Total	$14,450

The following table presents, by rate category, our certificate of deposit accounts as of the dates indicated:

	At December 31,
	2006	2005
	(In thousands)
Interest Rate
Less than 2.00%	$619	$1,183
2.00% - 2.99%	1,664	10,371
3.00% - 3.99%	13,357	12,365
4.00% - 4.99%	16,249	11,237
5.00% - 5.99%	16,906	3,279
6.00% - 6.99%	—	2,229

Total	$48,795	$40,664

The following table sets forth the amount and maturities of time deposits at December 31, 2006.

	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011 and after	Total
	(In thousands)
Interest Rate
Less than 2.00%	$619	$—	$—	$—	$—	$619
2.00%-2.99%	1,542	53	69	—	—	1,664
3.00%-3.99%	9,171	2,218	897	670	401	13,357
4.00%-4.99%	13,464	884	884	662	355	16,249
5.00%-5.99%	16,356	231	—	308	11	16,906
6.00%-6.99%	—	—	—	—	—	—

Total	$41,152	$3,386	$1,850	$1,640	$767	$48,795

Borrowings. We may obtain advances from the Federal Home Loan Bank of New York upon the security of our capital stock in the Federal Home Loan Bank of New York and certain of our mortgage loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile.

From time to time during recent years we have utilized short-term borrowings to fund loan demand. We have also used borrowings where market conditions permit to purchase securities of a similar duration in order to increase our net interest income by the amount of the spread between the asset yield and the borrowing cost. Finally, from time to time, we have used advances with terms of three years or more to extend the term of our liabilities. At December 31, 2006, we had $18.9 million in Federal Home Loan Bank of New York advances outstanding.

The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances with terms of one year or less at the dates indicated.

	At and For the Years Ended December 31,
	2006	2005
	(Dollars in thousands)
Balance at end of period	$575	$8,750
Average balance during period	$3,227	$4,593
Maximum outstanding at any month end	$6,410	$10,375
Weighted average interest rate at end of period	5.38%	4.56%
Average interest rate during period	4.70%	3.67%

Insurance Activities

On October 1, 2001, we acquired of Royce & Rosenkrans, Inc., an insurance agency located in Central New York State. Royce & Rosenkrans, Inc. has offices in Seneca Falls, Waterloo and Geneva. Although we continue to use the Royce & Rosenkrans, Inc. name for our insurance operations, we have integrated such activities into Seneca Falls Savings Bank’s subsidiary, Seneca-Cayuga Personal Services, LLC.

Seneca-Cayuga Personal Services, LLC is a full-service insurance and financial services firm with eight employees providing services to over 5,300 customers. Seneca-Cayuga Personal Services, LLC offers personal and commercial property insurance, life insurance, long term care, annuity, and other products and services. Seneca-Cayuga Personal Services, LLC represents many insurance companies including GMAC, New York Central, Progressive, Utica National, Farmers and many more. Adding insurance and financial services business has enabled us to offer a broader array of financial services to its customers.

During the year ended December 31, 2006, Seneca Cayuga Personal Services, LLC had revenues of $762,000. Most of these revenues consisted of commission payments as well as contingent payments based on certain target loss ratios and premium levels. Contingent payments are recorded as revenue when received, as we are unable to estimate them prior to receipt. Contingent revenues received during the year ended December 31, 2006 were $50,000 and represented payment relative to experience on policies sold in the prior years. Also included in 2006 results were pre-tax revenues of $51,000 from a mutual fund investment that was sold in March 2006. At December 31, 2006, Seneca Cayuga Personal Services, LLC had total assets of $859,000.

We would like to increase our insurance agency operations in the future and are searching for experienced personnel to assist us in this effort. However, this expansion plan is subject to a number of challenges, including recent decreases by major insurance carriers in the amount of commissions they pay and the very competitive environment for insurance sales.

Personnel

As of December 31, 2006, we had 53 full-time employees and three part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

FEDERAL, STATE AND LOCAL TAXATION

Federal Taxation

General. Seneca-Cayuga Bancorp, Inc. and Seneca Falls Savings Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. Neither Seneca-Cayuga Bancorp, Inc.’s nor Seneca Falls Savings Bank’s federal tax returns are currently under audit, nor has either entity been audited during the past five years. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Seneca-Cayuga Bancorp, Inc. or Seneca Falls Savings Bank.

Method of Accounting. For federal income tax purposes, Seneca-Cayuga Bancorp, Inc. currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal and state income tax returns.

Bad Debt Reserves. Historically, Seneca Falls Savings Bank has been subject to special provisions in the tax law regarding allowable tax bad debt deductions and related reserves. Tax law changes were enacted in 1996, pursuant to the Small Business Protection Act of 1996 (the “1996 Act”), that eliminated the use of the percentage of taxable income method for tax years after 1995 and required recapture into taxable income over a six year period all bad debt reserves accumulated after 1987. Seneca Falls Savings Bank recaptured its reserve balance over the six-year period ended December 31, 2001.

Currently, the Seneca Falls Savings Bank consolidated group uses the specific charge off method to account for bad debt deductions for income tax purposes.

Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to November 1, 1988 were subject to recapture into taxable income if Seneca Falls Savings Bank failed to meet certain thrift asset and definitional tests.

At December 31, 2006, our total federal pre-base year reserve was approximately $332,000. However, under current law, pre-base year reserves remain subject to recapture should Seneca Falls Savings Bank make certain non-dividend distributions, repurchase any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a bank charter.

Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the “Code”) imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The AMT is payable to the extent such AMT is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of AMT may be used as credits against regular tax liabilities in future years. Seneca-Cayuga Bancorp, Inc. and Seneca Falls Savings Bank have not been subject to the AMT and have no such amounts available as credits for carryover.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2006, Seneca Falls Savings Bank had no net operating loss carryforwards for federal income tax purposes. Seneca-Cayuga Bancorp, Inc. has federal and state net operating loss carry forwards totalling $249,000 and $758,000 that expire through 2026.

Corporate Dividends-Received Deduction. Seneca-Cayuga Bancorp, Inc. may exclude from its federal taxable income 100% of dividends received from Seneca Falls Savings Bank as a wholly-owned subsidiary. The corporate dividends-received deduction is 80% when the dividend is received from a corporation having at least 20% of its stock owned by the recipient corporation. A 70% dividends-received deduction is available for dividends received from corporations owning less than 20% by the recipient corporation.

State Taxation

The Company, the Bank and the Subsidiary will report income on a calendar year basis to New York State. New York State franchise tax on corporations is imposed in an amount equal to the greater of (1) 7.5% (for 2003 and forward) of “entire net income” allocable to New York State, (b) 3% of “alternative entire net income” allocable to New York State, or (c) 0.01% of the average value of assets allocable to New York State plus nominal minimum tax of $250 per company. Entire net income is based on Federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income without certain modifications.

SUPERVISION AND REGULATION

General

Seneca Falls Savings Bank is examined and supervised by the Office of Thrift Supervision. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance fund and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Seneca Falls Savings Bank also is a member of and owns stock in the Federal Home Loan Bank of New York, which is one of the twelve regional banks in the Federal Home Loan Bank System. Seneca Falls Savings Bank also is regulated, to a lesser extent, by the Federal Deposit Insurance Corporation with respect to insurance of deposit accounts and the Board of Governors of the Federal Reserve System, with respect to reserves to be maintained against deposits and other matters. Seneca Falls Savings Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Seneca Falls Savings Bank’s mortgage documents.

Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision or Congress, could have a material adverse impact on Seneca-Cayuga Bancorp, Inc. and Seneca Falls Savings Bank and their operations.

Federal Banking Regulation

Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the Office of Thrift Supervision. Under these laws and regulations, Seneca Falls Savings Bank may invest in mortgage loans secured by residential real estate and non-residential real estate loans, commercial business loans, consumer loans, certain types of debt securities and certain other assets. Seneca Falls Savings Bank also may establish subsidiaries that may engage in activities not otherwise permissible for Seneca Falls Savings Bank, including real estate investment.

Capital Requirements. Office of Thrift Supervision regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings banks receiving the highest regulatory rating) and an 8% risk-based capital ratio. The prompt corrective action standards discussed below, in effect, establish a minimum 2% tangible capital standard.

The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 46% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings bank. At December 31, 2006, Seneca Falls Savings Bank maintained an additional $754,000 in regulatory capital due to the recourse provided for loans sold to the Federal Home Loan Bank of Chicago.

At December 31, 2006, Seneca Falls Savings Bank’s capital exceeded all of these requirements.

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. In the case of Seneca Falls Savings Bank and in connection with its charter conversion to a federally chartered savings bank, the Office of Thrift Supervision has permitted Seneca Falls Savings Bank to maintain a loans-to-one borrower limit of 20% of unimpaired capital and surplus, subject to certain conditions. As of December 31, 2006, Seneca Falls Savings Bank was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, Seneca Falls Savings Bank must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, Seneca Falls Savings Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank’s business.

“Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. “Qualified thrift investments” also include 100% of an institution’s credit card loans, education loans and small business loans. Seneca Falls Savings Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings bank that fails the qualified thrift lender test must either convert to a commercial bank charter or operate under specified restrictions. At December 31, 2006, Seneca Falls Savings Bank satisfied this test.

Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings banks must file an application for approval of a capital distribution if:

•

the total capital distributions for the applicable calendar year exceed the sum of the association’s net income for that year to date plus the association’s retained net income for the preceding two years;

•	the association would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

•	the association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

The Office of Thrift Supervision may disapprove a notice or application if:

•	the association would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

Liquidity. A federal savings bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Community Reinvestment Act and Fair Lending Laws. All savings banks have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings bank, the Office of Thrift Supervision is required to assess the association’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. Seneca Falls Savings Bank received a satisfactory Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its affiliates is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W. An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as Seneca Falls Savings Bank. Seneca-Cayuga Bancorp, Inc. is an affiliate of Seneca Falls Savings Bank. In general, loan transactions between an insured depository institution and its affiliate are subject to certain quantitative and collateral requirements. In this regard, transactions between an insured depository institution and its affiliate are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates. Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the association. In addition, Office of Thrift Supervision regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. The Office of Thrift Supervision requires savings banks to maintain detailed records of all transactions with affiliates.

Seneca Falls Savings Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Seneca Falls Savings Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by Seneca Falls Savings Bank’s Board of Directors. Seneca Falls Savings Bank is in compliance with Regulation O.

Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action by the Office of Thrift Supervision may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate risk exposure, asset growth, compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the Office of Thrift Supervision is required and authorized to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the association’s capital:

•	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

•	adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

•	undercapitalized (less than 8% total risk-based capital, 4% Tier 1 risk-based capital or 3% leverage capital);

•	significantly undercapitalized (less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital); and

•	critically undercapitalized (less than 2% tangible capital).

Generally, the banking regulator is required to appoint a receiver or conservator for an association that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date an association receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities the savings bank will engage in while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the savings bank. Any holding company for the savings bank that is required to submit a capital restoration plan must guarantee the lesser of: an amount equal to 5% of savings bank’s assets at the time it was notified or deemed to be under- capitalized by the Office of Thrift Supervision, or the amount necessary to restore the savings bank to adequately capitalized status. This guarantee remains in place until the Office of Thrift Supervision notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the Office of Thrift Supervision has the authority to requirement payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2006, Seneca Falls Savings Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. Deposit accounts in Seneca Falls Savings Bank are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. Seneca Falls Savings Bank’s deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments.

On February 15, 2006, federal legislation to reform federal deposit insurance was enacted. This new legislation requires, among other things, an increase in the amount of federal deposit insurance coverage from $100,000 to $130,000 (with a cost of living adjustment to become effective in five years). The legislation also requires the reserve ratio to be modified to provide for a range between 1.15% and 1.50% of estimated insured deposits.

On November 2, 2006, the Federal Deposit Insurance Corporation adopted final regulations that assess insurance premiums based on risk. As a result, the new regulation will enable the Federal Deposit Insurance Corporation to more closely tie each financial institution’s deposit insurance premiums to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, which becomes effective in the beginning of 2007, the Federal Deposit Insurance Corporation will evaluate the risk of each financial institution based on its supervisory rating, its financial ratios, and its long-term debt issuer rating. The new rates for nearly all of the financial institution industry will vary between five and seven cents for every $100 of domestic deposits. The assessment to be paid during the fiscal year ending December 31, 2007 will be offset by a credit from the Federal Deposit Insurance Corporation to Seneca Falls Savings Bank of $97,000. At the same time, the Federal Deposit Insurance Corporation also adopted final regulations designating the reserve ratio for the deposit insurance fund during 2007 at 1.25% of estimated insured deposits.

Effective March 31, 2006, the Federal Deposit Insurance Corporation merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into a single fund called the Deposit Insurance Fund. As a result of the merger, the BIF and the SAIF were abolished. The merger of the BIF and the SAIF into the Deposit Insurance Fund does not affect the authority of the Financing Corporation (“FICO”) to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2006, the annualized FICO assessment was equal to 1.22 basis points for each $100 in domestic deposits maintained at an institution.

Prohibitions Against Tying Arrangements. Federal savings banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution. Seneca Falls Savings Bank is in compliance with this prohibition.

Federal Home Loan Bank System. Seneca Falls Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, Seneca Falls Savings Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, 1/20 of its borrowings from the Federal Home Loan Bank, or 0.3% of assets, whichever is greater. As of December 31, 2006, Seneca Falls Savings Bank was in compliance with this requirement.

Federal Reserve System

The Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2006, Seneca Falls Savings Bank was in compliance with these reserve requirements.

The USA PATRIOT Act

The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Certain provisions of the USA PATRIOT Act, as well as its implementing regulations, impose affirmative obligations on a broad range of financial institutions, including savings banks, like Seneca Falls Savings Bank. We have established policies and implemented procedures and systems designed to comply with the USA PATRIOT Act and its regulations. Seneca Falls Savings Bank believes it is in compliance with the requirements of the USA PATRIOT Act.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “Act”), implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that is responsible for enforcing auditing, quality control and independence standards and is funded by fees from all publicly traded companies, the Act places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client requires preapproval by the company’s audit committee. In addition, the Act makes certain changes to the requirements for partner rotation after a period of time. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. In addition, under the Act, counsel is required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the Board of Directors or the board itself.

Under the Act, longer prison terms now apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers extended; and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. In addition, a provision directs that civil penalties levied by the Securities and Exchange Commission as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution provision also requires the Securities and Exchange Commission to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company’s securities within two business days of the change.

The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s “registered public accounting firm.” Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the Securities and Exchange Commission) and if not, why not. Under the Act, a company’s registered public accounting firm is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statements materially misleading. The Act also requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders. The Act requires the company’s registered public accounting firm that issues the audit report to attest to and report on management’s assessment of the company’s internal controls.

We anticipate that we will incur additional expense in 2007 in order to comply with the provisions of the Act and the regulations that have been promulgated to implement the Act, particularly those regulations relating to the establishment of internal controls over financial reporting.

Holding Company Regulation

General. Seneca Falls Savings Bank, MHC and Seneca-Cayuga Bancorp, Inc. are non-diversified savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, Seneca Falls Savings Bank, MHC and Seneca-Cayuga Bancorp, Inc. are registered with the Office of Thrift Supervision and subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over Seneca-Cayuga Bancorp, Inc. and Seneca Falls Savings Bank, MHC, and their subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, Seneca-Cayuga Bancorp, Inc. and Seneca Falls Savings Bank, MHC are generally not subject to state business organization laws.

Permitted Activities. Pursuant to Section 10(o) of the Home Owners’ Loan Act and Office of Thrift Supervision regulations and policy, a mutual holding company and a federally chartered mid-tier holding company such as Seneca-Cayuga Bancorp, Inc. may engage in the following activities: (i) investing in the stock of a savings bank; (ii) acquiring a mutual association through the merger of such association into a savings bank subsidiary of such holding company or an interim savings bank subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings bank; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings bank under federal law or under the law of any state where the subsidiary savings bank or banks share their home offices; (v) furnishing or performing management services for a savings bank subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings bank subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; (x) any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and (xi) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (xi) above, and has a period of two years to cease any nonconforming activities and divest any nonconforming investments.

The Home Owners’ Loan Act prohibits a savings and loan holding company, including Seneca-Cayuga Bancorp, Inc. and Seneca Falls Savings Bank, MHC, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the Home Owners’ Loan Act, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Waivers of Dividends by Seneca Falls Savings Bank, MHC. Office of Thrift Supervision regulations require Seneca Falls Savings Bank, MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from Seneca-Cayuga Bancorp, Inc. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the waiver would not be detrimental to the safe and sound operation of the subsidiary savings association; and (ii) the mutual holding company’s Board of Directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members. We anticipate that Seneca Falls Savings Bank, MHC will waive any dividends paid by Seneca-Cayuga Bancorp, Inc. Under Office of Thrift Supervision regulations, our public stockholders would not be diluted because of any dividends waived by Seneca Falls Savings Bank, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event Seneca Falls Savings Bank, MHC converts to stock form.

Conversion of Seneca Falls Savings Bank, MHC to Stock Form. Office of Thrift Supervision regulations permit Seneca Falls Savings Bank, MHC to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”). There can be no assurance when, if ever, a Conversion Transaction will occur, and the Board of Directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction, a new stock holding company would be formed as the successor to Seneca-Cayuga Bancorp, Inc. (the “New Holding Company”), Seneca Falls Savings Bank, MHC’s corporate existence would end, and certain depositors of Seneca Falls Savings Bank would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by stockholders other than Seneca Falls Savings Bank, MHC (“Minority Stockholders”) would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in Seneca-Cayuga Bancorp, Inc. immediately prior to the Conversion Transaction. Under Office of Thrift Supervision regulations, Minority Stockholders would not be diluted because of any dividends waived by Seneca Falls Savings Bank, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio), in the event Seneca Falls Savings Bank, MHC converts to stock form. The total number of shares held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the offering conducted as part of the Conversion Transaction.

Any Conversion Transaction would require the approval of a majority of the outstanding shares of Seneca-Cayuga Bancorp, Inc. common stock held by Minority Stockholders and approval of a majority of the votes held by depositors of Seneca Falls Savings Bank, with depositors entitled to cast one vote per $100 on deposit at Seneca Falls Savings Bank (up to a maximum of 1,000 votes).

Federal Securities Laws

Seneca-Cayuga Bancorp, Inc. common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Seneca-Cayuga Bancorp, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

The registration under the Securities Act of 1933 of shares of the common stock in the stock offering does not cover the resale of the shares. Shares of the common stock purchased by persons who are not affiliates of Seneca-Cayuga Bancorp, Inc. may be resold without registration. Shares purchased by an affiliate of Seneca-Cayuga Bancorp, Inc. will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If Seneca-Cayuga Bancorp, Inc. meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of Seneca-Cayuga Bancorp, Inc. who complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three month period, the greater of 1% of the outstanding shares of Seneca-Cayuga Bancorp, Inc., or the average weekly volume of trading in the shares during the preceding four calendar weeks. Provision may be made in the future by Seneca-Cayuga Bancorp, Inc. to permit affiliates to have their shares registered for sale under the Securities Act of 1933.

ITEM 2.	Description of Property

The following table provides certain information with respect to our properties as of December 31, 2006:

Location	Owned or Leased	Year Acquired or Leased		Square Footage	Net Book Value
Main Office:
19 Cayuga Street Seneca Falls, New York 13148	Owned	1870		7,700	$220,000

Branch Offices:
297 Grant Avenue Auburn, New York 13021	Leased	2000	(1)	2,000	—

59 Washington Street Waterloo, New York 13165	Owned	2002		1,000	472,000

342 Hamilton Street Geneva, New York 14456	Owned	2004		8,100	1,898,000

Other:
Loan Operations and Insurance:
60 Fall Street Seneca Falls, New York 13148	Owned	2001		3,000	494,000

Loan Production Office:
Skaneateles 11 East Genesee Street New York, New York 13152	Leased	2005	(2)	200	—

Land:
North Road Waterloo, New York 13165	Owned	2005		9 Acres	531,000

Rental Property: 10 Osborne Street Auburn, New York 13021	Owned	2005		4,500	435,000

(1)	Current lease expires April 2010 with an option to extend for an additional five years at that time.
(2)	Month-to-month.

The net book value of our premises, land and equipment was approximately $4.4 million at December 31, 2006.

We anticipate placing another full-service banking office in Auburn, New York during 2007, subject to regulatory approval.

We maintain an on-line in-house data system. The net book value of the data processing and computer equipment utilized at December 31, 2006 was $160,000.

For information regarding Seneca-Cayuga Bancorp, Inc.’s investment in mortgages and mortgage-related securities, see “Item 1. Business” herein.

ITEM 3.	Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At December 31, 2006, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year under report.

PART II

ITEM 5.	Market for Common Equity and Related Stockholder Matters

(a) The Common Stock of Seneca-Cayuga Bancorp, Inc., is traded on the OTC BB market under the symbol SCAY. At December 31, 2006, the common stock was held by approximately 290 shareholders of record. The following table shows the range of high and low market prices for our stock for the quarters indicated. There were no dividends declared or paid in any quarter. The payment of any future cash dividends is dependent on the results of operations and financial condition of the Company as well as tax considerations, economic and market conditions, regulatory restrictions, regulatory capital requirements and other factors.

Year ended December 31, 2006	High	Low	Cash Dividends Declared
Fourth quarter	$9.33	$8.77	$—
Third quarter	10.00	9.01	—
Second quarter	N/A	N/A	—
First quarter	N/A	N/A	—

(b) Not applicable.

(c) Seneca-Cayuga Bancorp, Inc. did not repurchase any shares of its common stock during the relevant period.

ITEM 6.	Management’s Discussion and Analysis or Plan of Operations

Seneca-Cayuga Bancorp, Inc. is a federal corporation, which was organized in 2000 as part of the mutual holding company reorganization of Seneca Falls Savings Bank. Our principal asset in our investment in Seneca Falls Savings Bank. We are a majority owned subsidiary of Seneca Falls Savings Bank, MHC, a federally chartered mutual holding company. In July 2006, the Company completed its minority stock offering of 45% of the aggregate total voting stock of the Company. In connection with the minority offering, 2,380,500 shares of common stock were issued, of which 1,071,225 shares were sold to the public (including 93,315 shares issued to our Employee Stock Ownership Plan) at $10 per share raising net proceeds of $9.9 million. After the offering, 55% of the Company’s outstanding common stock, or 1,309,275 shares, was owned by Seneca Falls Savings Bank, MHC.

General

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

Critical Accounting Policy

Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets. We have identified the accounting of our allowance for loan losses as a critical accounting policy.

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

Business Strategy

Our mission is to operate as a well-capitalized and profitable community financial institution dedicated to providing exceptional personal service to our customers. Although we have long offered services to businesses within our market area and will continue to do so, we will continue to focus our efforts to be the primary provider of financial services to families and individuals in our market area.

During recent years, we experienced increased operating expense due to competitive pressures to increase our product offerings, and increasing regulatory compliance costs. In order to address these costs, during the year 2000, we determined to increase the size of our earnings base, expand our market area to include contiguous communities to the west, east and south of Seneca Falls and expand the type and variety of financial services we offer our customers. We believed that, although such expansion would result in an increase in overhead expenses, it would, after an adjustment period, enable us to generate sufficient revenue to more than cover such additional overhead costs as well as the increased overhead costs caused by current competitive and regulatory conditions.

Since 2000, we have opened a full service office in Auburn, New York, which is approximately 15 miles to the east of Seneca Falls, a full service office in Waterloo, New York which is approximately five miles west of Seneca Falls, a full service office in Geneva, New York, which is approximately ten miles to the west of Seneca Falls, and a small loan production office in Skaneateles, New York, which is approximately 22 miles from Seneca Falls. Over the same period, we acquired an insurance agency. We have also purchased two properties for possible branch offices and expect to build a full-service branch at one location and are evaluating the feasibility as to whether or when to commence construction of offices on the other property. In part due to the costs of this expansion, during the last several years, we have experienced a decline in profitability. However, we believe that our expansion has positioned us for future success.

In the future, we intend to continue our growth but only to the extent such growth is consistent with improving our profitability over a relatively short time span. In particular, we currently do not intend to open any new branch offices unless our internal projections show that they can be profitable within a reasonable amount of time and contribute to our strategy of profitable growth.

Highlights of our business strategy are as follows:

•

Remaining a Community-Oriented Financial Institution. We were established in 1870 and have been operating continuously since that time, focusing on providing retail financial services to customers within our communities. We believe that, as a locally controlled, community institution, we can have a competitive edge over our large competitors by providing personalized service to our local customers. Accordingly, we seek to achieve success by providing “high touch” service to members of our local community.

•

Maintaining High Asset Quality. We have long emphasized maintaining strong asset quality by following conservative underwriting criteria and focusing our lending efforts on residential loans. Our non-performing assets at December 31, 2006 were $391,000, or 0.34% of total assets, and our net charge-offs were .09% of our average loans outstanding for the year ended December 31, 2006.

•

Increasing Our Share of Lower-Cost Checking Deposits. We have focused our deposit gathering efforts over the past few years on increasing our checking account deposits. We have used a targeted marketing program as the primary means by which to obtain new checking accounts, and we intend on continuing these efforts. At December 31, 2006, checking account comprised 13.4% of our total deposits with an average weighted rate of 0.13%, compared to 12.5% of our total deposits at December 31, 2005 at a weighted average rate of 0.16%.

•

Expand our Manufactured Home and Automobile Loan Portfolios. We began originating manufactured home loans in 2006, utilizing a third party originator. These loans are secured by manufactured homes located primarily in upscale retirement communities in the New England States. We also began to expand our automobile loan portfolio in 2006 by hiring an experienced consumer loan officer and forming a relationship with a local automobile dealership. The manufactured home and automobile loans generally offer comparable yields as residential mortgages in the present rate environment and are generally outstanding for a substantially shorter time than real estate mortgages. However, such loans carry a higher degree of risk than residential loans. At December 31, 2006, manufactured home loans and automobile loans represented 3.5% and 3.8%, respectively, of our total loan portfolio. At December 31, 2005, we had no manufactured home loans and automobile loans represented 0.9% of our total loan portfolio.

•

Using Discipline In Seeking Long-Term Growth. We currently operate from three full-service banking offices, an in-store branch and a loan production office, two of which have opened since 2002. We also maintain a financial services facility near our main office that offers insurance and investment products and financial planning services.

We believe that it is important for us to continue to pursue long-term profitable growth of our earnings base in order to offset increasing operating costs. We intend to evaluate new branch expansion opportunities within the northern Finger Lakes region, to the extent we believe that they will become profitable within a reasonable amount of time and support our goal of long-term profitable growth.

•

Noninterest income. We plan to stimulate utilization of debit and ATM card transactions by providing customers with information regarding the benefits associated with these types of transactions. In addition, we continue to provide temporary funding to customers that inadvertently overdraw their checking and savings accounts, which accounts for a considerable portion of our Bank service charge income. We are also planning to use targeted marketing to improve our market penetration in the automobile, home and life insurance markets.

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The summary information presented below at or for each of the years presented is derived in part from the audited consolidated financial statements of Seneca-Cayuga Bancorp, Inc. The following information is only a summary, and should be read in conjunction with our consolidated financial statements and notes as furnished in Item 7.

	At December 31,
	2006	2005
	(In thousands)
Selected Financial Condition Data:

Total assets	$152,766	$151,950
Loans receivable, net	87,622	79,205
Investment securities	46,386	57,683
Deposits	112,925	112,915
Borrowings	19,006	27,228
Total shareholders’ equity	18,724	10,112

	Years Ended December 31,
	2006	2005
	(In thousands)
Selected Operating Data:

Interest and dividend income	$7,607	$7,201
Interest expense	3,849	3,443

Net interest income	3,758	3,758
Provision for loan losses	92	88

Net interest income after provision for loan losses	3,666	3,670
Non-interest income	2,190	2,056
Non-interest expense	5,735	5,643

Income before income taxes	121	83
Provision for income taxes	40	10

Net income	$81	$73

	At or For the Years Ended December 31,
	2006	2005
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets (ratio of net income to average total assets)	0.05%	0.05%
Return on average equity (ratio of net income to average equity)	0.56%	0.69%
Interest rate spread (1)	2.45%	2.58%
Net interest margin (2)	2.69%	2.73%
Efficiency ratio (3)	97.25%	97.06%
Operating expense to average total assets	3.75%	3.75%
Average interest-earning assets to average interest-bearing liabilities	108.95%	105.62%

Asset Quality Ratios:
Non-performing assets to total assets	0.34%	0.28%
Non-performing loans to total loans	0.43%	0.54%
Allowance for loan losses to non-performing loans	103.99%	86.68%
Allowance for loan losses to total loans	0.45%	0.47%

Capital ratios:
Average equity to average assets	9.41%	7.02%
Equity to total assets at the end of period	12.26%	6.65%
Total bank capital to risk-weighted assets	22.98%	12.24%
Tier 1 bank capital to risk-weighted assets	22.43%	12.76%
Tier 1 bank capital to average assets	11.20%	6.16%

Other Data:
Number of full service offices	4	4

(1)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(2)	Represents net interest income as a percent of average interest-earning assets for the period.
(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income, excluding gains on sale of securities.

Comparison of Financial Condition at December 31, 2006 and December 31, 2005

Total assets at December 31, 2006 totaled $152.8 million, an increase of $816,000 or 0.5% from $152.0 million at December 31, 2005. The increase was largely the result of increases in interest-bearing term deposits, loans receivable and bank-owned life insurance, offset mostly by a reduction of investment securities.

Interest-bearing term deposits were $4.0 million at December 31, 2006 which represents a portion of the common stock proceeds which was set aside to repay long-term debt maturing in January and February 2007.

Securities, including securities available for sale and held to maturity, decreased $11.3 million, or 19.6%, to $46.4 million at December 31, 2006 from $57.7 million at December 31, 2005. The security payments received during 2006 were primarily used to repay short-term borrowings.

Loans receivable, net, including loans held for sale, increased $8.4 million, or 10.6%, to $87.7 million at December 31, 2006 from $79.3 million at December 31, 2005. Real estate mortgages, primarily those secured by one-to-four family homes, continued to show modest growth in the low-interest rate environment increasing $4.2 million, or 5.9%, to $74.5 million at December 31, 2006 from $70.3 million at December 31, 2005. Fewer new construction starts in our markets resulted in our construction loans decreasing $1.8 million, or 56.2%, to $1.3 million at December 31, 2006 from $3.1 million at December 31, 2005. We entered into an indirect lending relationship with a local car dealership and placed an emphasis on originating more automobile loans at our offices resulting in automobile loans increasing of $2.6 million, or 381.5%, to $3.3 million at December 31, 2006 from $688,000 at December 31, 2005. In addition, we entered into a loan referral program for manufactured homes with a third party which provided $3.0 million in manufactured home loans at December 31, 2006 compared to none outstanding at December 31, 2005.

Bank-owned life insurance increased $681,000, or 32.0%, to $2.8 million at December 31, 2006 from $2.1 million at December 31, 2005 due primarily to the Company paying a $600,000 premium to obtain additional life insurance coverage.

Prepaid pension expense decreased $663,000, or 57.1% to $499,000 at December 31, 2006 from $1.2 million at December 31, 2005 as a result of the Company implementing the provisions required in Financial Accounting Standards Board Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS 158”), which required the reclassification of unrecognized gains and losses and past service liabilities to equity as a part of other accumulated comprehensive loss, net of taxes.

Total deposits were $112.9 million at December 31, 2006 and 2005. The slight increase in deposits resulted from a $984,000, or 7.0%, increase in checking accounts and an $8.1 million, or 20.0%, increase in certificates of deposit, offset by a decrease of $2.2 million, or 26.8%, in money market accounts and a decrease of $6.9 million, or 13.8%, in savings accounts. The increase in checking accounts is attributable to the favorable response to the continuation of our direct mail campaign. The increased certificates of deposit is the result of higher rates offered which we considered beneficial in comparison to the alternative funding costs. The decrease in money market accounts is the result of the Bank’s decision not to increase interest rates paid on this type of deposit in concert with the national market. The decrease in savings accounts is primarily the result of attrition of $7.8 million of a certain high yielding savings product to $6.8 million at December 31, 2006 from $14.6 million at December 31, 2005 as it was determined the relatively higher rates could no longer be paid given the present interest rate environment.

Borrowings, primarily Federal Home Loan Bank of New York advances, decreased $8.2 million, or 30.2%, to $19.0 million at December 31, 2006 from $27.2 million at December 31, 2005 as net security payments were used to repay borrowings. Short-term borrowings decreased $8.2 million, or 93.4%, to $575,000 at December 31, 2006 from $8.8 million at December 31, 2005. During the course of 2006, we repaid the short-term borrowings as the rate is variable and had increased from 4.43% at December 31, 2005 to 5.38% at December 31, 2006. Long-term borrowings decreased $47,000, or 0.3%, to $18.4 million at December 31, 2006 from $18.5 million at December 31, 2005. The following is an overview of the long-term borrowing activity during 2006 (in thousands):

Balance at December 31, 2005	$18,478
Principal paid on amortizing borrowings	(3,250)
Principal paid on municipal borrowings	(47)
Term borrowings matured:
January 2006	(2,000)
December 2006	(750)
Proceeds from new amortizing borrowings:
January 2006 (maturing January 2011)	4,000
August 2006 (maturing August 2011)	1,000
December 2006 (maturing December 2016)	1,000

Balance at December 31, 2006	$18,431

We obtained new amortizing borrowings in order to lengthen the maturities of our liabilities for interest rate risk purposes and to lock in the cost of funds.

Shareholders’ equity increased $8.6 million, or 85.2%, to $18.7 million at December 31, 2006 from $10.1 million at December 31, 2005. The increase is primarily attributable to the Company’s public offering that generated net proceeds of $9.9 million after payment of $824,000 in conversion costs. Net proceeds of $933,000 were used to purchase stock for the Employee Stock Ownership Plan. Accumulated other comprehensive loss, net, increased $453,000, or 92.2%, to $944,000 at December 31, 2006 from $491,000 at December 31, 2005, which was primarily the result of recording $527,000 of unrecognized gains and losses and past service liabilities associated with the Bank’s defined benefit plan, net of taxes, upon adoption of SFAS 158 as of December 31, 2006.

Comparison of Operating Results for the Years Ended December 31, 2006 and December 31, 2005

General. Earnings increased $8,000, or 11.0%, from $73,000 in 2005 to $81,000 in 2006 primarily due to a $134,000 increase in noninterest income offset by a $92,000 increase in noninterest expense and a $30,000 increase in income tax expense.

Interest Income. Interest income increased $406,000, or 5.6%, to $7.6 million for the year ended December 31, 2006 from $7.2 million for the year ended December 31, 2005. The increase in interest income reflects an increase in interest income on loans and interest-bearing term deposits offset partially by a decrease in interest income from mortgage-backed securities. Average interest earning assets increased $1.8 million, or 1.3%.The average yield on interest-earning assets increased 23 basis points to 5.45% for the year ended December 31, 2006, from 5.22% for the year ended December 31, 2005, reflecting a slight increase in mortgage-backed securities yields and higher yields earned on term deposits, offset by a small decline in yields earned on loans.

Interest income from loans increased $559,000, or 12.21%, to $5.1 million for the year ended December 31, 2006 from $4.6 million for the ended December 31, 2005. This increase was attributable to an increase in the average balance of loans to $82.7 million for the year ended December 31, 2006 from $72.4 million for the year ended December 31, 2005, the effects of which were partially offset by an 11 basis point decline in the average yield earned on net loans receivable to 6.21% from 6.32%. The increase in the average balance of loans receivable reflected continued demand for one- to four-family mortgage loans in a historically low interest rate environment as well as management’s decision to increase the proportion of our assets consisting of loans in order to improve yield in comparison to alternative investments. The decline in yield is primarily the result of the increased automobile originations at rates below the loan portfolio yield and to the Bank selling $8.0 million of one-to-four family real estate mortgages during 2006. Loan originations of $30.1 million in 2006 more than offset loan repayments of $14.0 million and loan sales of $8.0 million.

Interest income on mortgage-backed securities decreased by $403,000, or 16.8%, to $2.0 million for the year ended December 31, 2006 from $2.4 million for the year ended December 31, 2005. The decrease reflects a decreased average balance of $11.7 million, or 20.4%, to $45.4 million at December 31, 2006 from $57.1 million at December 31, 2005. The yield on such securities increased during the period primarily as a result of upward increases in interest rates in our portfolio of adjustable rate mortgage-backed securities.

Interest income on other interest-earning assets increased by $250,000, or 108.7%, to $480,000 for the year ended December 31, 2006 from $230,000 for the year ended December 31, 2005. $4.0 million of the offering proceeds were deposited into FHLB term deposits with a weighted average rate of 5.45%, which will be used to repay long-term borrowings when they mature in 2007.

Interest Expense. Interest expense increased $406,000, or 11.8%, to $3.8 million for the year ended December 31, 2006 from $3.4 million for the year ended December 31, 2005. The increase in interest expense resulted from an increase in the average cost of deposits to 2.84% from 2.51% and in the average cost of borrowings to 3.77% from 3.18%, reflecting higher market interest rates during 2006. Interest-bearing liabilities declined $2.4 million, or 1.8%, to $128.2 million for the year ended December 31, 2006 from $130.6 million for the year ended December 31, 2005.

The increased interest expense for interest-bearing liabilities is primarily due to interest expense on certificates of deposit increasing $415,000, or 29.7%, to $1.8 million for the year ended December 31, 2006 from $1.4 million for the year ended December 31, 2005. During that same period, the average certificate of deposit cost increased 63 basis points to 4.14% from 3.51%. Higher certificate of deposit rates were offered in 2006 as the cost was favorable as compared to alternative funding sources. Interest expense on savings accounts decreased $53,000, or 4.9%, to $1.0 million for the year ended December 31, 2006 from $1.1 million for the year ended December 31, 2005. The decrease is primarily attributable to the savings account average balance decreasing $3.5 million, or 6.8%, to $48.3 million for the year ended December 31, 2006 from $51.9 million for the year ended December 31, 2005. We had increased rates in 2005 in order to retain and attract savings accounts in 2006. However, the cost of the savings accounts began to outweigh the benefits of retaining the balances; therefore, rates were not increased further to maintain the accounts.

Interest expense on borrowings, primarily Federal Home Loan Bank of New York advances, increased $40,000, or 5.0%, to $841,000 for the year ended December 31, 2006 from $801,000 for the year ended December 31, 2005, reflecting a 59 basis point increase in the average rate, while the average balance of borrowings declined $2.9 million, or 11.4%, to $22.3 million for the year ended December 31, 2006 as compared to $25.2 million for the year ended December 31, 2005. The weighted average interest rate of borrowings was 5.38% at December 31, 2006 as compared to 4.56% at December 31, 2005. This rate increase primarily reflects increases in interest costs on our short-term borrowings.

Net Interest Income. Net interest income was $3.8 million for the year ended December 31, 2006 and 2005. The increased rates and volumes of interest-earning assets were offset primarily by the increased rates on interest-bearing liabilities. Our net interest spread decreased to 2.45% during the year ended December 31, 2006 from 2.58% during the year ended December 31, 2005, while our net interest margin decreased to 2.69% from 2.73% during the same period. The decline in our net interest rate spread reflected the more rapid re-pricing of our interest-bearing liabilities as shorter term interest rates remained higher than longer term rates, which are used to price our loans.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision of $92,000 for the year ended December 31, 2006, as compared to an $88,000 provision for the year ended December 31, 2005. We used the same methodology and generally similar assumptions in assessing the allowance for both years. The allowance for loan losses was $391,000, or 0.45% of loans outstanding at December 31, 2006 compared to $371,000, or 0.47% of loans outstanding, at December 31, 2005. The level of the allowance is based on management’s estimates and judgment, and the ultimate losses may vary from anticipated levels.

Historically, our loan portfolio has primarily consisted of one- to four-family residential mortgage loans. However, we plan to increase our consumer loans, including automobile loans, as well as manufactured housing loans. As management evaluates the allowance for loan losses, the composition of the loan portfolio and increased risk associated with the consumer loans may result in larger additions to the allowance for loan losses in future periods.

Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary, based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, our regulators, as an integral part of their examination process, will periodically review our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance, based on its judgment about information available to it at the time of its examination.

Non-Interest Income. Non-interest income increased $134,000, or 6.5%, to $2.2 million for the year ended December 31, 2006, compared to $2.1 million for the year ended December 31, 2005. The increase was primarily the result of a $67,000, or 7.1%, increase in banking fees and service charges realized due primarily to our continued emphasis in assessing and collecting insufficient account balance fees and to greater interchange fees earned as checking account volumes increased. A $97,000, or 120.3%, increase in capital gains distributions from our mutual fund investment, a $51,000 gain on the sale of a portion of our mutual fund investment and a $24,000, or 42.1%, increase in earnings from our bank-owned life insurance policy, offset partially by a $68,000, or 8.7%, decrease in insurance commissions, also contributed to the increase. The decline in insurance commissions is primarily the result of less contingent income being received in 2006 as compared to 2005. The increase in the earnings from bank-owned life insurance was due to an additional investment of $600,000.

Non-Interest Expense. Non-interest expense increased $92,000, or 1.6%, to $5.7 million for the year ended December 31, 2006 compared to $5.6 million for the year ended December 31, 2005. The following table shows the components of noninterest expense and the percentage changes from 2005 to 2006:

	Years Ended December 31,
	2006	2005	Increase/ Decrease
	(Dollars In thousands)
Compensation and benefits	$3,074	$3,034	1.3%
Occupancy and equipment expenses	987	1,030	(4.2)
Service charges	410	358	14.5
Professional fees	287	200	43.5
Advertising	356	406	(12.3)
Directors’ fees	127	115	10.4
Telephone and postage	168	147	14.3
Supplies	72	69	4.4
Other	254	284	(10.6)

Total	$5,735	$5,643	1.6

Service charges increased primarily due to additional costs for the processing of Electronic Funds Transfer transactions due to a higher level of transactional accounts. Professional fees increased due to additional costs incurred for financial statement audits, independent review of our Electronic Data Processing system, independent review of Seneca Falls Savings Bank’s Bank Secrecy Act Program, higher regulatory fees and costs associated with our public company status. Seneca Falls Savings Bank reduced its advertising costs by limiting the type of media used.

Income Taxes. Income tax expense increased $30,000, or 300.0%, to $40,000 for the year ended December 31, 2006 from an expense of $10,000 for the year ended December 31, 2005. The effective tax rate increased to 33.1% for the year ended December 31, 2006 from an expense of 12.0% for the year ended December 31, 2005, due to a higher level of taxable income in the year ended December 31, 2006. Our tax rate differs from the statutory rate primarily due to our non-taxable bank owned life insurance (“BOLI”) income.

Analysis of Net Interest Income

Net interest income represents the difference between the income we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

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

			Years Ended December 31,
	At December 31, 2006		2006			2005
	Outstanding Balance	Yield/ Rate	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$87,687	6.38%	$82,731	$5,136	6.21%	$72,433	$4,577	6.32%
Mortgage-backed securities	40,432	4.22	45,428	1,991	4.38	57,091	2,394	4.19
Other interest-earning assets	10,015	1.33	11,539	480	4.16	8,369	230	2.75

Total interest-earning assets	138,134	5.38	139,698	7,607	5.45	137,893	7,201	5.22

Noninterest-earning assets	14,632		13,371			12,477

Total assets	$152,766		$153,069			$150,370

Liabilities and equity:
Interest bearing liabilities:
Interest-bearing demand deposits and escrow	$6,421	0.13%	$6,932	$33	0.48%	$5,270	34	0.65%
Money market accounts	6,022	1.68	6,909	125	1.81	8,502	120	1.41
Savings accounts	42,981	2.07	48,342	1,039	2.15	51,855	1,092	2.11
Certificates of deposit	48,795	4.43	43,721	1,811	4.14	39,750	1,396	3.51

Total interest-bearing deposits	104,219	2.81	105,904	3,008	2.84	105,377	2,642	2.51
Borrowings	19,006	3.83	22,313	841	3.77	25,182	801	3.18

Total interest-bearing liabilities	123,225	2.96	128,217	3,849	3.00	130,559	3,443	2.64

Other noninterest-bearing liabilities	10,817		10,443			9,256

Total liabilities	134,042		138,660			139,815
Equity	18,724		14,409			10,555

Total liabilities and equity	$152,766		$153,069			$150,370

Net interest income				$3,758			$3,758

Interest rate spread		2.42%			2.45%			2.58%
Net interest-earning assets	$6,203		$11,481			$7,334

Net interest margin		2.72%			2.69%			2.73%
Average interest-earning assets to average interest-bearing liabilities			108.95%				105.62%

Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for the major categories of the Company’s interest-earning assets and interest-bearing liabilities. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Years Ended December 31, 2006 vs. 2005
	Increase (Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest-earning assets:
Loans receivable	$(82)	$641	$559
Mortgage-backed securities	104	(507)	(403)
Other interest-earning assets	144	106	250

Total interest-earning assets	166	240	406

Interest-bearing liabilities:
Interest-bearing demand deposits and escrow	(10)	9	(1)
Money market accounts	30	(25)	5
Savings accounts	22	(75)	(53)
Certificates of deposit	267	148	415

Total interest-bearing deposits	309	57	366
Borrowings	138	(98)	40

Total interest-bearing liabilities	447	(41)	406

Change in net interest income	$(281)	$281	$—

Management of Market Risk.

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, which consist primarily of mortgage loans, have longer maturities than our liabilities, which consist primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates where practical. In order to mitigate the potential effects of dramatic increases in market rates of interest, we have, among other things, implemented or will implement a number of strategies, including the following:

•	Emphasize growth of less interest rate sensitive and lower cost “core deposits” in the form primarily of checking accounts;

•	Pursue modest diversification into non-residential lending, particularly consumer loans, which typically have shorter terms than single family residential mortgage loans;

•	Sell a portion of our newly originated fixed-rate residential mortgage loans;

•	Place a greater emphasis on building sources of non-interest income through expanded offerings of insurance and other fee generating financial products and services;

•	Reduce the interest rate sensitivity of interest-bearing liabilities through utilization of fixed-rate borrowings with terms of more than one year; and

Depending on market conditions, we often place more emphasis on enhancing net interest margin rather than matching the interest rate sensitivity of our assets and liabilities. In particular, we believe that the increased net interest income resulting from a mismatch in the maturity of our asset and liabilities portfolios can, during periods of stable or declining interest rates provide high enough returns to justify increased exposure to sudden and unexpected increasing in interest rates. As a result of this philosophy, our results of operations and the economic value of our equity will remain vulnerable to increases in interest rates and to declines in the difference between long- and short-term interest rates.

Our Board of Directors serves as our Asset/Liability Committee to communicate, coordinate and control all aspects involving asset/liability management. The committee monitors the volume and mix of assets and funding sources with the objective of managing assets and funding sources.

We do not invest in instruments which constitute derivative securities nor have we engaged in hedging activities using interest rate swaps, options, futures or similar instruments.

Net Portfolio Value Simulation Analysis. An important measure of interest risk is the amount by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) changes in the event of a range of assumed changes in market interest rates. Seneca Falls Savings Bank has utilized a third party servicer to provide an analysis of estimated changes in the Bank’s NPV under the assumed instantaneous changes in the United States Treasury yield curve set forth below. The third party servicer’s model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of the NPV.

The table sets forth, as of December 31, 2006, the estimated changes in our NPV that would result form the designated instantaneous changes in the United States Treasury yield curve.

	Net Portfolio Value (“NPV”)
		Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets
Change in Interest Rates (Basis Points)	Estimated NPV	Amount of Change	Percentage Change	NPV Ratio	Change in Basis Points
	(Dollars in thousands)
+300	$14,186	$(9,795)	(41)%	10.20%	(551)
+200	17,773	(6,208)	(26)	12.38	(334)
+100	21,367	(2,614)	(11)	14.40	(132)
0	23,981	—	0	15.72	—
-100	25,216	1,235	5	16.18	47
-200	25,553	1,571	7	16.15	43
-300	24,907	926	4	15.59	(13)

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in NPV requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the NPV table provides an indication of our interest rate risk exposures at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, loan sales and maturities of investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and federal funds sold.

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2006, cash and cash equivalents totaled $3.1 million, including interest-earning deposits of $61,000. Interest-bearing term deposits, maturing in the first quarter of 2007, were $4.0 million at December 31, 2006. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $22.7 million at December 31, 2006. In addition, at December 31, 2006, we had the ability to borrow approximately $52.0 million from the Federal Home Loan Bank of New York. On that date, we had $18.9 million outstanding. At December 31, 2006, we also had a repurchase facility with a major commercial bank under which we can borrow up to $10 million with our mortgage-backed securities portfolio serving as collateral. On that date, we did not have any advances outstanding under the repurchase agreement.

In the future, we intend to pay off our short-term borrowings by increasing our deposits and a portion of long-term borrowings with the proceeds from maturing term deposits. However, the additional capital from the offering will allow us to increase the amount that we may borrow from the Federal Home Loan Bank of New York in the future should we choose to do so.

At December 31, 2006, we had $811,000 in loan commitments outstanding. In addition to commitments to originate loans, we had $5.6 million in unused lines of credit. Certificates of deposit due within one year of December 31, 2006 totaled $41.2 million, or 84.3% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. Based on the foregoing in addition to our level of core deposits and capital, we consider our liquidity and capital resources sufficient to meet our outstanding short-term and long-term needs.

Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activities consist of activity in deposit accounts. However, we may from time to time utilize borrowings to fund a portion of our operations where the cost of such borrowings is more favorable than that of deposits of a similar duration. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposits. Occasionally, we offer promotional rates to attract certain deposit products.

The following table presents our primary investing and financing activities during the periods indicated.

	Years Ended December 31,
	2006	2005
	(In thousands)
Cash flows from investing activities:
Loan originations, net of amortization and repayments	$(8,691)	$(10,628)
Principal repayments and maturities from securities	10,473	13,337
Purchases of interest-bearing term deposits and securities	(4,077)	(3,103)
Proceeds from the sale of securities	1,061	—

Cash flows from financing activities:
Increase in deposits	10	2,668
Net (decrease) increase in borrowings	(8,222)	(2,266)
Proceeds from common stock offering, net of ESOP purchase	8,955	—

We are not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect on our liquidity, capital or operations, nor are we aware of any current recommendations by regulatory authorities, which if implemented, would have a material effect on liquidity, capital or operations.

Capital Management. Seneca Falls Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2006, the Bank exceeded all of its regulatory capital requirements and is considered “well-capitalized” under regulatory guidelines. See “Supervision and Regulation – Federal Banking Regulation – Capital Requirements,” “Regulatory Capital Compliance” and note 14 of the notes to the consolidated financial statements.

The capital from the offering has increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including repaying a portion of the Bank’s borrowings. Our financial condition and results of operations will be enhanced by the capital from the reorganization, resulting in increased net interest-earning assets and net income.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests of funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see note 15 of the notes to the consolidated financial statements. We had an outstanding commitment to sell fixed-rate residential mortgages to the Federal Home Loan Bank of Chicago of $122,000 outstanding on December 31, 2006, which was fulfilled in February 2007. In addition, we had a “best efforts” commitment to sell an additional $5.3 million in qualifying residential mortgages to the Federal Home Loan Bank of Chicago by October 18, 2007. It is not likely that we will be able to fulfill the best efforts commitment by the deadline. There are no penalties incurred by Seneca Falls Savings Bank if the best efforts commitment is not met. It is likely that Seneca Falls Savings Bank will extend the best efforts commitment an additional year.

Impact of Recent Accounting Pronouncements. See the Notes to the Consolidated Financial Statements, Footnote 1(r) for a review of recent accounting pronouncements.

Impact of Inflation and Changing Prices. Our financial statements and the related data presented in this annual report on Form 10-KSB have been prepared in accordance with accounting principles generally accepted in the United States of America, which requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

ITEM 7.	Financial Statements

The following consolidated financial statements and independent auditor’s report of Seneca-Cayuga Bancorp, Inc. are contained on pages 53 through 83 of this item:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Condition – December 31, 2006 and 2005

•	Consolidated Statements of Income – Years Ended December 31, 2006 and 2005

•	Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2006 and 2005

•	Consolidated Statements of Cash Flows – Years Ended December 31, 2006 and 2005

•	Notes to Consolidated Financial Statements – December 31, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Seneca-Cayuga Bancorp, Inc.

Seneca Falls, New York

We have audited the accompanying consolidated statements of financial condition of Seneca-Cayuga Bancorp, Inc. and its subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seneca-Cayuga Bancorp, Inc. and its subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13 to the consolidated financial statements, the Company changed its method of accounting for its defined benefit pension plan in 2006.

/s/ Beard Miller Company LLP

Beard Miller Company LLP
Syracuse, New York
March 23, 2007

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Income

	December 31,
	2006	2005
	(Dollars in thousands except per share data)
Assets

Cash and due from banks	$3,026	$3,023
Interest-bearing deposits in banks	61	395

Cash and cash equivalents	3,087	3,418
Interest-bearing term deposits	4,000	—
Securities available for sale	22,667	30,372
Securities held to maturity (fair value 2006—$23,155 and 2005—$26,817)	23,719	27,311
Loans held for sale	65	66
Loans receivable, net of allowance for loan losses (2006—$391 and 2005—$371)	87,622	79,205
Federal Home Loan Bank of New York stock, at cost	1,417	1,490
Premises and equipment, net	4,378	4,691
Bank-owned life insurance	2,809	2,128
Prepaid pension expense	499	1,162
Foreclosed assets	140	1
Intangible assets, net and goodwill	410	435
Accrued interest receivable	773	634
Other assets	1,180	1,037

Total assets	$152,766	$151,950

Liabilities and Shareholders’ Equity
Liabilities

Non-interest bearing deposits	$8,706	$8,203
Interest-bearing deposits	104,219	104,712

Total deposits	112,925	112,915
Short-term borrowings	575	8,750
Long-term debt	18,431	18,478
Advances from borrowers for taxes and insurance	603	585
Official checks	920	779
Other liabilities	588	331

Total liabilities	134,042	141,838

Commitments and contingencies	—	—

Shareholders’ Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 9,000,000 shares authorized, shares issued and outstanding— 2006—2,380,500; 2005—1,000	24	—
Additional paid-in-capital	9,942	80
Retained earnings	10,604	10,523
Accumulated other comprehensive loss	(944)	(491)
Unearned ESOP shares, at cost	(902)	—

Total shareholders’ equity	18,724	10,112

Total liabilities and shareholders’ equity	$152,766	$151,950

See accompanying notes to consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Income

	Years Ended December 31,
	2006	2005
	(in thousands, except per share data)
Interest and dividend income:
Loans, including fees	$5,136	$4,577
Debt securities:
Mortgage-backed	1,991	2,394
Taxable	102	80
Tax-exempt	10	13
Interest-bearing term deposits	172	—
Other	196	137

Total interest and dividend income	7,607	7,201

Interest expense:
Deposits	3,008	2,642
Short-term borrowings	158	172
Long-term debt	683	629

Total interest expense	3,849	3,443

Net interest income	3,758	3,758
Provision for loan losses	92	88

Net interest income after provision for loan losses	3,666	3,670

Non-interest income:
Banking fees and service charges	1,012	945
Insurance commissions	711	779
Mortgage banking income, net	125	128
Capital gain distribution on securities available for sale	177	132
Gain on sale of securities available for sale	51	—
Other	114	72

Total non-interest income	2,190	2,056

Non-interest expense:
Compensation and benefits	3,074	3,034
Occupancy and equipment expenses	987	1,030
Service charges	410	358
Professional fees	287	200
Advertising	356	406
Directors fees	127	115
Supplies	72	69
Telephone and postage	168	147
Amortization of intangible assets	25	32
Other	229	252

Total non-interest expense	5,735	5,643

Income before income taxes	121	83
Income tax expense	40	10

Net income	$81	$73

Earnings per common share – basic and diluted	$0.05	$0.06

Weighted average number of common shares outstanding – basic and diluted	1,775	1,309

See accompanying notes to consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Shareholders’ Equity

	Years Ended December 31, 2006 and 2005
	(In thousands, except share data)
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Total Shareholders’ Equity
Balance, January 1, 2005	$—	$80	$10,450	$(26)	$—	$10,504
Comprehensive loss:
Net income	—	—	73	—	—	73
Unrealized holding losses (net of $296 tax benefit)	—	—	—	(465)	—	(465)

Total comprehensive loss						(392)

Balance, December 31, 2005	—	80	10,523	(491)	—	10,112
Comprehensive income:
Net income	—	—	81	—	—	81
Unrealized holding gains (net of $48 tax expense)	—	—	—	74	—	74

Total comprehensive income						155

Shares issued in public offering (2,380,500 shares)	24	9,864	—	—	—	9,888
Shares purchased by ESOP	—	—	—	—	(933)	(933)
ESOP shares committed to be released (3,111 shares)	—	(2)	—	—	31	29
Initial adoption of SFAS #158, (net of $335 tax benefit)	—	—	—	(527)	—	(527)

Balance, December 31, 2006	$24	$9,942	$10,604	$(944)	$(902)	$18,724

See accompanying notes to consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income	$81	$73
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums, net of accretion of discounts	13	16
Gain on sale of securities	(51)	—
Loans originated for sale	(7,984)	(3,667)
Proceeds from sale of loans	8,005	3,837
Gains on sale of loans	(20)	(30)
Provision for loan losses	92	88
Depreciation and amortization	448	490
Net gains on sale of foreclosed property and assets	(18)	(25)
Non-cash ESOP expense	29	—
Income from bank-owned life insurance	(81)	(58)
Increase in prepaid pension expense	(200)	(195)
Amortization of intangible assets	25	32
Increase in accrued interest receivable	(139)	(46)
Decrease in other assets	138	169
Increase in official checks and other liabilities	398	275

Net cash provided by operating activities	736	959

Cash flows from investing activities:
Purchase of interest-bearing term deposits	(4,000)	—
Principal repayments on mortgage-backed securities held-to-maturity	3,541	4,106
Proceeds from sale of securities available for sale	1,061	—
Purchases of securities held-to-maturity	—	(3,054)
Maturities and calls of securities held-to-maturity	49	795
Principal repayments on mortgage-backed securities available for sale	6,884	8,436
Purchases of securities available for sale	(77)	(49)
Net increase in loans	(8,691)	(10,628)
Purchases of Federal Home Loan Bank stock	(1,804)	(1,236)
Proceeds from sale of Federal Home Loan Bank stock	1,877	1,271
Purchase of bank-owned life insurance	(600)	—
Purchases of premises and equipment	(135)	(1,123)
Proceeds from sale of foreclosed assets	67	268

Net cash used in investing activities	(1,828)	(1,214)

Cash flows from financing activities:
Increase in deposits	10	2,668
Net increase (decrease) in short-term borrowings	(8,175)	1,000
Proceeds from long-term debt	6,000	—
Repayment of long-term debt	(6,047)	(3,266)
Increase in advance payments by borrowers for taxes and insurance	18	136
Net proceeds from common stock offering	9,888	—
Purchase of shares for ESOP	(933)	—

Net cash provided by financing activities	761	538

Net change in cash and cash equivalents	(331)	283
Cash and cash equivalents at beginning of year	3,418	3,135

Cash and cash equivalents at end of year	$3,087	$3,418

Supplementary information:
Interest paid	$3,857	$3,489
Net loans transferred to foreclosed real estate	190	209
Income taxes paid	1	17

See accompanying notes to consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

1.	Organization and Nature of Operations

In March 2000, Seneca Falls Savings Bank (the “Bank”) reorganized into the two-tier mutual holding company structure. As part of the organization, the Bank formed Seneca-Cayuga Bancorp, Inc. (the “Holding Company”), a federally-chartered, mid-tier, stock holding company, and The Seneca Falls Savings Bank, MHC (the “Mutual Holding Company”), a federally chartered mutual holding company. The Bank became a federally chartered capital stock savings bank, and a wholly owned subsidiary of the Holding Company. The Holding Company became the wholly-owned subsidiary of the Mutual Holding Company, whose activity is not included in the accompanying consolidated financial statements. The same directors and officers, who manage the Bank, also manage the Holding Company and the Mutual Holding Company.

This reorganization was completed in accordance with a Plan of Reorganization from a Mutual Savings Bank to a Mutual Holding Company (the “Plan”) approved and adopted by the Bank’s board of directors on February 18, 2000, and the Bank’s eligible voting members on March 20, 2000. The Mutual Holding Company, the Holding Company and the Bank are subject to regulation and supervision by the Office of Thrift Supervision.

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

The Bank maintains its executive offices and main branch in Seneca Falls, New York, with branches in Waterloo, Geneva, and Auburn, New York. The Bank is a community-oriented savings institution whose business primarily consists of accepting deposits from customers within its market area and investing those funds principally in mortgage loans secured by one-to-four family residences, multi-family and commercial properties, consumer loans and mortgage-backed securities.

In addition, Seneca-Cayuga Personal Services, LLC (the Agency), doing business as Royce & Rosenkrans, Inc. offers insurance and fixed annuity products through licensed employees in the same market area.

2.	Summary of Significant Accounting Policies

a.	Principles of Consolidation

The consolidated financial statements include the accounts of the Holding Company, the Bank, and the Agency. The consolidated entity is referred to as the “Company.” All significant intercompany balances and transactions have been eliminated in consolidation.

b.	Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the evaluation of other than temporary impairment of securities and the evaluation of deferred income taxes.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

c.	Cash and Cash Equivalents

Cash and cash equivalents include cash, amounts due from banks and items in the process of collection.

d.	Securities

The Company reports debt and equity securities in one of the following categories (i) “held-to-maturity” which management has the positive intent and ability to hold debt securities to maturity and are reported at amortized cost adjusted for the amortization of premiums and accretion of discounts; and (ii) “available-for-sale” which include all other debt and equity securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. The Company classifies its securities in one of these categories based upon determinations made at the time of purchase, and re-evaluates their classification each quarter end.

Premiums and discounts on debt securities are amortized and accreted to interest income using the level-yield method over the term of the security, adjusted for the effect of actual prepayments in the case of mortgage-backed securities. Gains and losses on the sales of securities are recognized in income when sold, using the specific identification method, on a trade date basis. Unrealized losses are charged to earnings as an impairment loss when the decline in fair value of a security is judged to be other than temporary. Management evaluates securities for other-than-temporary impairment on a quarterly basis, and considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer to the earlier of recovery of its fair value or maturity.

e.	Federal Home Loan Bank of New York Stock

The Company is required by law to hold stock in the Federal Home Loan Bank of New York. Such stock is recorded at cost.

f.	Loans Held for Sale and Related Commitments

Loans held-for-sale represent residential mortgage loans originated for sale on a whole-loan basis. These loans are carried at the lower of cost or estimated fair value, as determined on an aggregate basis. Net unrealized losses are recognized in a valuation allowance by charges to operations. Premiums and discounts and origination fees and costs on loans held-for-sale are deferred and recognized as a component of the gain or loss on sale. Commitments to originate loans that will be held-for-sale and forward commitments to sell such loans are derivative instruments which are required to be recognized as assets or liabilities at fair value. Fair value is determined based solely on the effect of changes in secondary market interest rates and yield requirements from the commitment date to the date of the financial statements. The fair values of these commitments have had an immaterial effect on the Company’s financial position and results of operations.

The Bank sells residential mortgage loans to third parties generally on a servicing-retained basis. These transactions are accounted for as sales based on application of the criteria set forth in Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. These criteria provide that the Bank, as transferor, must surrender control over the transferred assets (i.e., the loans sold) in order to record a sale. The criteria specify that (i) the transferred assets have been isolated from the transferor (put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership); (ii) each transferee has the right to pledge or exchange the assets it received; and (iii) the transferor does not maintain effective control over the transferred assets through an agreement to repurchase the assets or an ability to unilaterally cause the holder to return specific assets.

Gains and losses on sales of whole loans and loan participation interests are recognized when the sales proceeds are received, and are measured in accordance with SFAS No. 140 (including consideration of

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

assets obtained and liabilities incurred in the transfer, if any, such as servicing rights and recourse obligations). All but a minor portion of the Bank’s loan sales have been made on a recourse basis. Recourse obligations, if any, are determined based on an estimate of probable credit losses over the term of the loan. Servicing assets and recourse liabilities on loan sales through December 31, 2006 are not material to the Company’s financial position and results of operations. Loan servicing income is reported in non-interest income.

g.	Loans

The loan portfolio consists of mortgage, commercial and consumer loans to the Bank’s customers, principally in the Finger Lakes region of New York State. The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general conditions in this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for the allowance for loan losses and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination costs, net of origination fees, are deferred and recognized as an adjustment of the related loan yield using the level yield method. When loans are prepaid prior to contractual maturity, any remaining deferred amounts are recognized in interest income.

Interest is accrued monthly on the outstanding balance of mortgages and other loans unless management considers collection to be doubtful. The accrual of interest is discontinued when contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans generally is applied against principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

h.	Allowance for Loan Losses

An allowance for loan losses is provided through charges to income in an amount that management believes necessary for known and inherent losses in the loan portfolio that are both probable and estimable, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrowers’ ability to pay. Determining the amount of the allowance for loan losses requires the use of estimates and assumptions, which is permitted under accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates. While management uses available information to estimate losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the State of New York. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. SFAS No. 114, as amended by SFAS No. 118 addresses the accounting by creditors for impairment of certain loans. It is generally applicable for all loans except large groups of smaller balance homogeneous loans that are evaluated collectively for impairment, including residential mortgage loans and consumer installment loans. It also applies to all loans that are restructured in a troubled debt restructuring involving a modification of terms. SFAS No. 114 requires that the impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans are reviewed for impairment on a monthly basis.

The Bank’s methodology for assessing the adequacy of the allowance for loan losses consists of three key elements: (i) specific allowances for identified problem loans, including certain impaired or collateral-dependent loans; (ii) a general valuation allowance on certain identified problem loans; and (iii) a general valuation allowance on the remainder of the loan portfolio.

Specific Allowance for Identified Problem Loans. The loan portfolio is segregated first among loans that are on the “classified list,” delinquent loans, “special mention” loans and all other loans. Each loan on the classified list is reviewed and an individual reserve allocation is established on certain loans based on such factors as: (i) the strength of the customer’s personal or business cash flow; (ii) the availability of other sources of repayment; (iii) the amount due or past due; (iv) the type and value of collateral; (v) the strength of the collateral position; (vi) the estimated cost to sell the collateral; and (vii) the borrower’s effort to cure the delinquency. If necessary, an allowance for certain impaired loans is established for the amounts by which the discounted cash flows (or collateral value or observable market price) are lower than the carrying amount of the loan.

General Valuation on Identified Problem Loans. A general allowance is established for delinquent and special mention loans that do not have an individual allowance. These loans are segregated by loan category and allowance percentages are assigned to each category based on inherent losses associated with each type of lending and consideration that these loans, in the aggregate, represent an above-average credit risk and that more of these loans will prove to be uncollectible compared to loans in the general portfolio.

General Valuation Allowance on the Remainder of the Loan Portfolio. A general allowance is established for loans that are not on the classified list, delinquent or identified as special mention to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on the historical loss experience and delinquency trends. The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in a particular segment of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are reevaluated annually to ensure their relevance in the current environment.

Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer loans for impairment disclosures, unless they are subject to a restructuring agreement.

i.	Premises and equipment

Land is carried at cost. Buildings, improvements and equipment are carried at cost less accumulated depreciation and amortization. Depreciation expense is provided on a straight-line basis over the estimated useful lives of the related assets, which is generally 15 to 40 years for buildings and 3 to 5 years for furniture, equipment, computers and software. Leasehold improvements are amortized over the related terms of the leases.

j.	Bank-owned life insurance

The Bank invests in bank-owned life insurance (BOLI) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the Bank on a chosen group of employees.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

The Bank is the owner and beneficiary of the life insurance policies, and as such, the investment is carried at the cash surrender value of the underlying policies. Income from the increase in cash surrender value of the policies is included in non-interest income on the statements of income.

k.	Intangible assets and goodwill

Intangible assets represent acquired assets that lack physical substance, but can be distinguished from goodwill because of contractual or other legal rights. The Company’s intangible assets consist of customer lists and covenants not to compete that were acquired in connection with business acquisitions. Customer lists are being amortized on an accelerated basis over their useful life, which is 10 years. Covenants not to compete are being amortized on a straight line basis over the period of time covered by the covenant, which have a weighted average life of 10 years. Additionally, the Company reviews its identifiable assets for impairment whenever events or circumstances indicate that the carrying value many not be recoverable.

Goodwill represents the excess of the cost of an acquisition over the fair value of tangible and identifiable intangible assets acquired in a business combination utilizing purchase accounting. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, business acquisition goodwill is no longer ratably amortized, but rather it is tested at least annually for impairment.

l.	Employee benefit plans

The Bank participates in a noncontributory defined benefit pension plan which covers substantially all eligible Company employees at least 21 years of age and with at least one year of service. Benefits under this plan generally are based on employees’ years of service and compensation. The Bank makes annual contributions to the Plan equal to the maximum amount that can be deducted for income tax purposes.

The Bank sponsors an Employee Stock Ownership Plan (“ESOP”) covering substantially all full time employees. Acquisitions of the Holding Company’s common stock for the Plan by the Bank were funded internally through a borrowing from the Holding Company, which is repayable semi-annually with interest over fifteen years. The cost of shares issued to the ESOP but not yet allocated to participants is presented in the consolidated statement of financial condition as a reduction of shareholders’ equity. ESOP shares are released to participants proportionately as the loan is repaid. Allocations to individual accounts are based on participant compensation. As shares are committed to be released to participants, the Company reports compensation expense equal to the current market price of the shares and the shares become outstanding for earnings per share computations. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in-capital. Dividends on allocated shares reduce retained earnings; dividends on unallocated ESOP shares reduce debt and accrued interest.

The Company has a defined contribution plan under section 401(k) of the Internal Revenue Code. This plan covers all Company employees with at least twelve months of service. The Company’s contributions to this plan are discretionary and determined annually by the Board of Directors. Employee contributions are voluntary. Employees vest immediately in their own contributions, and vest in the Company’s contributions based on years of service.

m.	Foreclosed assets

Real estate and other assets acquired in settlement of loans are carried at the fair value of the property at the date of acquisition. Write-downs from cost to fair value less estimated selling costs which are required at the time of foreclosure or repossession are charged to the allowance for loan losses. Subsequent write-downs to fair value, net of estimated selling costs, are charged to other non-interest expenses.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

n.	Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.

o.	Income taxes

Deferred income tax assets and liabilities are determined using the liability method. Under this method, the net deferred tax asset or liability is recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. To the extent that current available evidence about the future raises doubt about the realization of a deferred tax asset, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

p.	Comprehensive income

Comprehensive income, for the years ended December 31, 2006 and 2005, consists of net income, the change in net unrealized gains and losses in the fair value of securities available-for-sale, net of taxes and the cumulative losses and past service liability that have not been recognized in pension expense, net of taxes .

q.	Earnings Per Common Share

Basic earnings per common share is calculated by dividing the net income available to common shareholders by the weighted-average number of common shares outstanding during the period. The common share issued to Seneca Falls Savings Bank, MHC of 1,309,275 are assumed to be outstanding for all periods represented, consistent with the provisions of SFAS No. 128, Earnings per Share, pertaining to changes in capital structure. The 1,071,225 shares issued to the public are included in the weighted average common shares outstanding calculation only from the date such shares were issued. Diluted earnings per common share is computed in a manner similar to basic earnings per share, except that the weighted average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Common stock equivalents may include restricted stock awards and stock options. The Company has not granted any restricted stock awards or stock options and, during the years ended December 31, 2006 and 2005, had no potentially dilutive common stock equivalents. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released.

r.	Recent accounting pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”). SFAS 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The Company is required to adopt the provisions of SFAS 155, as applicable, beginning in 2007. Management does not believe the adoption of SFAS 155 will have a material impact on the Company’s consolidated financial position and results of operations.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective for the Company beginning in 2007. Management does not believe that the adoption of SFAS 156 will have a significant effect on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Management does not believe that the adoption of FIN 48 will have a significant effect on its consolidated financial statements.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of SFAS 157 on our consolidated financial position, results of operations and cash flows.

One September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial-statement misstatements using either the income statement of balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be views as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment to FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective January 1, 2008. The Company is evaluating the impact that the adoption of SFAS 159 will have on our consolidated financial statements.

3.	Balances at Other Banks

The Bank is required to maintain cash balances on hand or with the Federal Reserve Bank. At December 31, 2006 and 2005, these reserve balances amounted to $762,000 and $908,000.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

4.	Securities

Investments in securities available-for-sale and held-to-maturity at December 31, 2006 and 2005 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2006:
Securities available for sale:
Mortgage-backed securities	$20,077	$–	$(713)	$19,364
Equity securities	3,270	80	(47)	3,303

Total securities available for sale	$23,347	$80	$(760)	$22,667

Securities held to maturity:
State and political subdivisions	$151	$1	$(1)	$151
U.S. Government and federal agency obligations	2,500	–	(52)	2,448
Mortgage-backed securities	21,068	94	(606)	20,556

Total securities held to maturity	$23,719	$95	$(659)	$23,155

December 31, 2005:
Securities available for sale:
Mortgage-backed securities	$26,972	$–	$(828)	$26,144
Equity securities	4,203	69	(44)	4,228

Total securities available for sale	$31,175	$69	$(872)	$30,372

Securities held to maturity:
State and political subdivisions	$200	$5	$(2)	$203
U.S. Government and federal agency obligations	2,500	1	(52)	2,449
Mortgage-backed securities	24,611	110	(556)	24,165

Total securities held to maturity	$27,311	$116	$(610)	$26,817

All of the Company’s mortgage-backed securities were acquired by purchase (with no securities resulting from retained interests in loans sold or securitized by the Bank). Mortgage-backed securities issued by government-sponsored enterprises at December 31, 2006 consist of (i) Freddie Mac securities with an amortized cost of $17,981,000 and an estimated fair value of $17,284,000, (ii) Fannie Mae securities with an amortized cost of $16,435,000 and an estimated fair value of $16,039,000 and (iii) Ginnie Mae securities with an amortized cost of $6,729,000 and an estimated fair value of $6,597,000. The U.S. Government-sponsored entity securities represent callable bonds issued by the Federal Home Loan Bank of New York. These are the only securities of individual issuers held by the Company with an aggregate book value which exceeds 10% of the Company’s equity at December 31, 2006.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 and 2005, are as follows:

	12 Months or Less		More Than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(in thousands)
December 31, 2006:
Securities available for sale:
Mortgage-backed securities	$—	$—	$19,364	$(713)	$19,364	$(713)
Equity securities	—	—	1,684	(47)	1,684	(47)

Total securities available for sale	$—	$—	$21,048	$(760)	$21,048	$(760)

Securities held to maturity:
State and political subdivisions	$—	$—	$30	$(1)	$30	$(1)
U.S. Government and federal agency obligations	496	(4)	1,952	(48)	2,448	(52)
Mortgage-backed securities	98	(1)	17,384	(605)	17,482	(606)

Total securities held to maturity	$594	$(5)	$19,366	$(654)	$19,960	$(659)

December 31, 2005:
Securities available for sale:
Mortgage-backed securities	$5,273	$(75)	$20,871	$(753)	$26,144	$(828)
Equity securities	—	—	1,610	(44)	1,610	(44)

Total securities available for sale	$5,273	$(75)	$22,841	$(797)	$27,754	$(872)

Securities held to maturity:
State and political subdivisions	$—	$—	$61	$(2)	$61	$(2)
U.S. Government and federal agency obligations	—	—	1,948	(52)	1,948	(52)
Mortgage-backed securities	7,945	(150)	12,661	(406)	20,606	(556)

Total securities held to maturity	$7,945	$(150)	$14,670	$(460)	$22,615	$(610)

At December 31, 2006, there were three securities in a continuous unrealized loss position for 12 months or less and 50 securities in a continuous unrealized loss position for more than 12 months. Substantially all of the unrealized losses at December 31, 2006 relate to federal agency mortgage-backed securities and were caused by increases in market yields subsequent to purchase. The contractual cash flows of the federal agency mortgage backed securities are guaranteed by an agency of the U.S. government. Accordingly, it is not expected to be settled at a price less than the par value of the securities because the decline in market value is attributable to changes in interest rates and not credit quality; and because the Company has the intent and ability to hold those investments until recovering their fair value, which may be at maturity. The Company does not consider those investments to be other than temporarily impaired at December 31, 2006. Shares held in a mutual fund, which is primarily invested in short-term federal agency mortgage-backed securities, was in a continuous unrealized loss position for more than 12 months at December 31, 2006. The loss of value is primarily due to increases in market yields. The mutual fund has a relatively short duration, and the Company has the intent and ability to hold these securities until the fund recovers its value. There were no debt securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the security. Based on these facts and circumstances, the Company did not consider any securities to be other-than-temporarily impaired at December 31, 2006.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

The following is a summary of the amortized cost and estimated fair values of debt securities at December 31, 2006, by remaining term to contractual maturity other than mortgage-backed securities. Actual maturities may differ from these amounts because certain issuers have the right to call or redeem their obligations prior to contractual maturity. The contractual maturities of mortgage-backed securities generally exceed 20 years; however, the effective average life is expected to be substantially shorter due to anticipated repayments and prepayments.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due one year or less	$—	$—	$5	$5
Due over one year through five years	—	—	1,000	975
Due over five through ten years	—	—	1,646	1,619

	—	—	2,651	2,599
Mortgage-backed securities	20,077	19,364	21,068	20,556

Total	$20,077	$19,364	$23,719	$23,155

We realized a $51,000 gross gain on the sale of securities available for sale for the year ended December 31, 2006.

5.	Loans Receivable, net

Loans receivable, net are summarized as follows:

	December 31,
	2006	2005
	(in thousands)
Real estate mortgages:
One- to four-family	$70,348	$66,223
Multi-family	727	988
Nonresidential	3,362	3,054

Total real estate mortgages	74,437	70,265
Construction	1,342	3,062
Commercial	244	48
Home equity lines and loans	3,967	4,128
Manufactured home loans	3,049	—
Automobile loans	3,313	688
Other consumer loans	966	1,190

Total loans receivable	87,318	79,381
Deferred loan origination costs, net	695	195
Allowance for loan losses	(391)	(371)

Total loans receivable, net	$87,622	$79,205

At December 31, 2006 and 2005, loans receivable in non-accrual status were $376,000 and $428,000. Interest which would have been recorded on these loans had they been accruing was $28,000 and $26,000 in the year ended December 31, 2006 and 2005. The Company was not committed to fund additional amounts on these loans at December 31, 2006 and 2005. The Company had no loans considered impaired and no loans 90 days or more delinquent and still accruing interest at December 31, 2006 and 2005.

At December 31, 2006 and 2005, one-to-four family mortgage loans serviced for others amounted to approximately $33.2 and $28.2 million, respectively and are not included in the accompanying consolidated statements of financial condition, of which $32.1 and $28.2 at December 31, 2006 and 2005 have recourse provisions. No mortgage servicing rights assets were recorded as future servicing revenues approximate future servicing costs.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

Activity in the allowance for loan losses is summarized below.

	Years Ended December 31,
	2006	2005
	(in thousands)
Allowance at beginning of period	$371	$322
Provision for loan losses	92	88
Charge-offs	(86)	(66)
Recoveries	14	27

Allowance end of period	$391	$371

6.	Federal Home Loan Bank of New York Stock

The Bank is required to maintain an investment in the stock of the Federal Home Loan Bank of New York (“FHLB”) in an amount equal to at least 1% of the unpaid principal balances of the Bank’s residential mortgage loans or 1/20 of its outstanding advances from the FHLB, whichever is greater. Purchases and sales of stock are made directly with the FHLB at par value.

7.	Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	At December 31,
	2006	2005
	(in thousands)
Premises:
Land	$1,482	$1,470
Buildings and improvements	4,019	4,149
Equipment	1,133	1,190

	6,634	6,809
Less accumulated depreciation and amortization	2,256	2,118

	$4,378	$4,691

At December 31, 2006, the Bank was obligated under non-cancelable operating leases on property and equipment used for banking purposes. One lease contains escalation clauses which provide for increased rental expense based upon the consumer price index. Lease expense was $61,000 and $60,000 for the years ended December 31, 2006 and 2005. Future minimum lease commitments under the non-cancelable operating leases are as follows (in thousands):

Years Ending December 31,
2007	$58
2008	58
2009	58
2010	27
2011	1

$202

The leases contain options to extend for additional periods, which are not included in the table above.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

8.	Intangible Assets and Goodwill

Intangible assets and goodwill, assigned to the insurance agency segment, are summarized as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Value
	(in thousands)
December 31, 2006:
Amortized intangible assets:
Customer lists	$461	$(413)	$48
Non-compete agreements	65	(30)	35
Goodwill	327	–	327

	$853	$(443)	$410

December 31, 2005:
Amortized intangible assets:
Customer lists	$461	$(395)	$66
Non-compete agreements	65	(23)	42
Goodwill	327	–	327

	$853	$(418)	$435

Goodwill is being amortized for federal and state income tax purposes.

The estimated amortization expense in subsequent years is as follows (in thousands):

Years Ending December 31,
2007	$20
2008	16
2009	11
2010	9
2011	8
Thereafter	19

$83

There were no impairment losses on intangible assets or goodwill for the years ended December 31, 2006 and 2005.

9.	Deposits

Deposits, by deposit type, are summarized as follows:

	December 31,
	2006	2005
	(in thousands)
Checking accounts, non-interest bearing	$8,706	$8,203
Checking accounts, interest-bearing	6,421	5,940
Money market accounts	6,022	8,221
Savings accounts	42,981	49,887
Certificates of deposit	48,795	40,664

	$112,925	$112,915

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

Scheduled maturities of certificates of deposit at December 31, 2006 are summarized as follows (in thousands):

Years Ending December 31,
2007	$41,152
2008	3,386
2009	1,850
2010	1,640
2011	445
thereafter	322

$48,795

Interest expense on deposits, classified by type, follows:

	Years Ended December 31,
	2006	2005
	(in thousands)
Savings	$1,039	$1,092
Checking	33	34
Money market	125	120
Time deposits	1,811	1,396

	$3,008	$2,642

The aggregate amount of deposits with balances equal to or greater than $100,000 was $25,396,000 and $27,173,000 at December 31, 2006 and 2005, respectively. Except as defined in Federal Deposit Insurance Corporation (FDIC) regulations; deposits in excess of $100,000 are not insured.

10.	Short-term borrowings

The Bank maintains a $13.1 million overnight line of credit and a $13.1 million one-month repricing line of credit with the Federal Home Loan Bank of New York (“FHLB”). In addition, the Bank may borrow an additional $25.8 million in term borrowings from the FHLB with terms of one month to ten years. The Bank’s aggregate unused FHLB borrowing capacity was approximately $33.2 million at December 31, 2006.

Outstanding FHLB advances with original maturities of twelve months or less were $575,000 and $8,750,000 at December 31, 2006 and 2005. The FHLB advances at December 31, 2006 consisted of $575,000 against the overnight line of credit with an interest rate of 5.38%.

The Bank also has a repurchase agreement with a correspondent bank providing an additional $10 million in liquidity. Funds obtained under the repurchase agreement are secured by the Bank’s mortgage-backed securities. There were no advances outstanding under the repurchase agreement at December 31, 2006 and December 31, 2005.

Borrowings are secured by the Bank’s investment in FHLB stock and by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (principally securities and residential mortgage loans) not otherwise pledged, with a fair value (as defined) at least equal to 120% of outstanding advances, or $22.6 million at December 31, 2006. The Bank satisfied its collateral requirement at December 31, 2006 and 2005.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

11.	Long-term Borrowings

At December 31, 2006 and 2005, long-term outstanding FHLB advances having original maturities exceeding twelve months were $18,281,000. Long-term borrowings at December 31, 2006 consisted of fixed-rate term advances with rates ranging from 2.62% to 4.15% (weighted average rate of 3.13% at December 31, 2006) and fixed-rate amortizing advances with rates ranging from 2.76% to 5.50% (weighted average rate of 4.09% at December 31, 2006).

The Bank transferred state and municipal bonds to a unit trust fund (the “Trust”) sponsored by an investment banking firm in return for cash equal to the par value of the bonds plus accrued interest at the date of transfer. The Trust has put options which would require the Bank to repurchase the bonds at specified prices on annual repurchase dates if any debt obligation is deemed to be taxable or in default. The repurchase agreements with respect to each bond terminate at various dates through 2016 with interest rates ranging from 5.40% to 9.38% (weighted average rate of 6.53% at December 31, 2006). This transaction has been recorded as a borrowing. This borrowing amounted to $150,000 and $197,000 at December 31, 2006 and 2005. The Bank secured its obligation to repurchase the bonds by pledging securities with an approximate fair value of $554,000 and $314,000 at December 31, 2006 and 2005, respectively.

The maturities of long-term borrowings are as follows (in thousands):

Years Ending December 31,
2007	$8,458
2008	4,664
2009	3,004
2010	1,181
2011	415
Thereafter	709

$18,431

12.	Income Taxes

The Company’s provision for income taxes included in the consolidated statements of income is as follows:

	Years Ended December 31,
	2006	2005
	(in thousands)
Current tax (benefit) expense:
Federal	$(96)	$(6)
State	16	14

Total current tax (benefit) expense	(80)	8

Deferred tax expense:
Federal	113	1
State	7	1

Total deferred tax expense	120	2

Income tax expense	$40	$10

Income tax expense of $20,000 was recognized in connection with the gain on sale of securities available for sale for the year ended December 31, 2006.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

The reconciliation of the Company’s U.S. statutory rate to the Company’s effective tax rate is as follows (dollars in thousands):

	Years Ended December 31,
	2006		2005
	Amount	% of Pretax Income	Amount	% of Pretax Income
Tax expense at statutory rate	$41	34%	$28	34%
Increase in cash value of life insurance	(31)	(26)	(22)	(27)
State tax expense, net of federal deductions	15	12	10	12
Other	15	13	(6)	(7)

Income tax expense (benefit)	$40	33%	$10	12%

The Company files consolidated Federal income and New York State franchise tax returns on a calendar-year basis. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2006	2005
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$152	$144
Net unrealized losses on securities	265	313
Impairment writedown on securities	113	187
Intangible assets and goodwill	201	226
Net operating loss carryforwards	122	2
Other	67	70

Total deferred tax assets	920	942

Deferred tax liabilities:
Depreciation	(93)	(113)
Pension	(194)	(453)
New York State bad debt recapture	(97)	(94)

Total deferred tax liabilities	(384)	(660)

Net deferred tax asset included in other assets	$428	$282

The Company has federal and state net operating loss carry forwards totaling $249,000 and $758,000 that expire through 2026. In addition, the Company has charitable contribution carry forwards totaling $85,000 that expire through 2011.

Management believes that it is more likely than not that the consolidated results of future operations of the Company will generate sufficient taxable income to realize the deferred tax assets of the Company. Therefore, a valuation allowance against the gross deferred tax assets was not considered necessary at December 31, 2006 and 2005.

As a thrift institution, the Bank is subject to special provisions in the tax laws regarding its allowable tax bad debt deductions and related tax bad debt reserves. These deductions are determined using methods based on loss experience or a percentage of taxable income. Tax bad debt reserves represent the excess of allowable deductions over actual bad debt losses, and include a defined base-year amount. Deferred tax liabilities are recognized with respect to reserves in excess of the base-year amount, as well as any portion of the base-year amount that is expected to become taxable (or “recaptured”) in the foreseeable future.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

The Bank’s base-year tax bad debt reserves totaled $332,000 for Federal tax purposes at December 31, 2006 and 2005 and $2.2 million for State tax purposes at December 31, 2006 and 2005.

13.	Employee Benefit Plans

401(k) Plan

The Bank provides for a savings and retirement plan for employees which qualifies under section 401(k) of the Internal Revenue Code. The plan provides for voluntary contributions by participating employees ranging from one percent to fifteen percent of their compensation, subject to certain limitations. In addition, the Bank will make a matching contribution, equal to 25% of the employee’s contribution. Matching contributions vest to the employee ratably over a five-year period. For the years ended December 31, 2006 and 2005, expense attributable to contributions made by the Bank amounted to $33,000 and $35,000.

Defined Benefit Plan

The Company provides pension benefits for eligible employees through a defined benefit pension plan (the “Plan”). Substantially all employees participate in the retirement plan on a non-contributing basis, and are fully vested after five years of service. Benefit payments to retired employees are based upon the length of service and percentages of average compensation during the final three years of employment. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. The plan’s funded status as of an October 1 measurement date, and the amounts recognized in the accompanying consolidated financial statements follows.

Using an actuarial measurement date of October 1, the change in projected benefit obligation is as follows:

	Years Ended December 31,
	2006	2005
	(in thousands)
Accumulated benefit obligation	$2,835	$2,387

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$3,029	$2,739
Service cost	157	128
Interest cost	176	163
Actuarial loss	32	87
Annuity payments	(113)	(88)
Plan amendments	(3)	—

Projected benefit obligation at end of year	3,278	3,029

Change in plan assets:
Market value of assets at beginning of year	3,316	2,762
Actual return on plan assets	286	353
Employer contributions	291	289
Annuity payments	(113)	(88)
Settlements	(3)	—

Market value of assets at end of year	3,777	3,316

Funded status	499	287
Unrecognized losses and past service liability	—	875

	$499	$1,162

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

Amounts recognized in the consolidated statements of financial condition consist of:

	Years Ended December 31,
	2006	2005
	(in thousands)
Prepaid pension expense, beginning of year	$1,162	$967
Employer contributions	291	289
Total pension expense	(92)	(94)
Initial adoption of SFAS #158	(862)	—

Prepaid pension expense	$499	$1,162

The assumptions used to determine the benefit obligation are as follows:

	December 31,
	2006	2005
Discount rate	6.250%	5.875%
Rate of compensation increase	3.500%	3.000%

Using an actuarial measurement date of October 1, the components of net periodic pension expense follow:

	Years Ended December 31,
	2006	2005
	(in thousands)
Service cost	$157	$128
Interest cost	176	163
Expected return on assets	(298)	(253)
Amortization of unrecognized loss	47	46
Amortization of past service liability	10	10

Net periodic pension expense	$92	$94

The following assumptions were used to determine net periodic pension expense:

	Years Ended December 31,
	2006	2005
Amortization period (in years)	10.99	11.11
Discount rate	6.25%	6.13%
Long term rate of return on plan assets	9.00%	9.00%
Salary rate increase	3.50%	3.25%

The Bank expects to contribute $102,000 to the plan in 2007.

The following table shows the expected benefit payments paid to participants for the years indicated (in thousands):

Years Ending December 31,
2007	$116
2008	161
2009	174
2010	206
2011	213
2012-2016	1,217

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

The estimated cost that will be amortized from accumulated other comprehensive loss into net periodic pension expense for the year ending December 31, 2007 is $41,000 of net loss and $10,000 of past service liability.

Plan assets are invested in six diversified investment funds of the RSI Retirement Trust (the “Trust”), a no load series open-ended mutual fund. The investment funds include four equity mutual funds and two bond mutual funds, each with its own investment objectives, investment strategies and risks, as detailed in the Trust’s prospectus. The Trust has been given discretion by the Plan Sponsor to determine the appropriate strategic asset allocation versus plan liabilities, as governed by the Trust’s Statement of Investment Objectives and Guidelines (the “Guidelines”).

The long-term investment objective is to be invested 65% in equity securities (equity mutual funds) and 35% in debt securities (bond mutual funds). If the Plan is underfunded under the Guidelines, the bond fund portion will be temporarily increased to 50% in order to lessen asset value volatility. When the Plan is no longer underfunded, the bond fund portion will be decreased back to 35%. Asset rebalancing is performed at least annually, with interim adjustments made when the investment mix varies more than 5% from the target (i.e., a 10% target range).

The investment goal is to achieve investment results that will contribute to the proper funding of the Plan by exceeding the rate of inflation over the long-term. In addition, investment managers for the Trust are expected to provide above average performance when compared to their peer managers. Performance volatility is also monitored. Risk/volatility is further managed by the distinct investment objectives of each of the Trust funds and the diversification with each fund.

The Bank’s pension plan weighted-average asset allocations at October 1 by asset category are as follows:

	2006	2005
Equity securities	73%	72%
Debt securities (bond mutual funds)	27	28

Total	100%	100%

The long-term rate of return on assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the Plan’s target allocation of asset classes. Equity and fixed income securities were assumed to earn real rates of return in the ranges of 5—9% and 2—6%, respectively. The long-term inflation rate was estimated to be 3.00%. When these overall return expectations are applied to the Plan’s target allocation, the expected rate of return is determined to be 9.00%, which is roughly the midpoint of the range of expected return.

On September 29, 2006, the Financial Accounting Standards Board “FASB” issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the statement of financial condition. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date—the date at which the benefit obligation and plan assets are measured—is required to be the Company’s fiscal year end. SFAS 158 is effective for an employer with publicly traded equity securities for a fiscal year ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company adopted SFAS 158 on December 31, 2006. The effect of the implementation was to increase accumulated other comprehensive loss by $527,000 (net of related deferred tax effect of $335,000) and decrease prepaid pension cost by $862,000.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

Employee Stock Ownership Plan (“ESOP”)

On July 10, 2006, the ESOP acquired 93,315 shares of the Company’s common stock in the conversion with funds provided by a loan from the Company. The ESOP loan will be repaid principally from the Bank’s contributions to the ESOP. The loan is being repaid in semi-annual installments through 2021 and bears interest at the Wall Street Journal prime lending rate (8.25% at December 31, 2006). Shares are released to participants proportionately as the loan is repaid and totaled 3,111 shares for the year ended December 31, 2006. ESOP expense was $29,000 for the year ended December 31, 2006. At December 31, 2006, there were 90,205 shares unearned having an aggregate market value of $825,000.

14.	Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined by regulations) to risk-weighted assets (as defined) and of leverage and tangible capital (as defined in the regulations to adjusted total assets (as defined). Management believes, as of December 31, 2006 and 2005, that the Bank met all capital adequacy requirements to which it was subject.

As of December 31, 2006, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios as of December 31, 2006 and 2005 are also presented in the table.

	Actual		Minimum For Capital Adequacy Purposes		Minimum To be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At December 31, 2006:
Tangible (to adjusted total assets)	$17,082	11.20%	$2,288	1.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)*	16,115	22.43	N/A	N/A	$4,310	6.00%
Core (to adjusted total assets)	17,082	11.20	6,102	4.00	7,628	5.00
Total (to risk-weighted assets)	16,506	22.98	5,747	8.00	7,184	10.00

At December 31, 2005:
Tangible (to adjusted total assets)	$9,278	6.16%	$2,261	1.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)*	8,524	11.73	N/A	N/A	$4,361	6.00%
Core (to adjusted total assets)	9,278	6.16	6,028	4.00	7,535	5.00
Total (to risk-weighted assets)	8,895	12.24	5,815	8.00	7,269	10.00

*	Tier 1 Capital is reduced by low-level recourse for mortgages sold to the FHLB.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

15.	Dividends and Restrictions

The board of directors of The Seneca Falls Savings Bank, MHC, determines whether the Holding Company will waive or receive dividends declared by the Company each time the Company declares a dividend. The Holding Company may elect to receive dividends and utilize such funds to pay expenses or for other purposes. The Holding Company may not waive the receipt of dividends unless it provides the Office of Thrift Supervision (“OTS”) with prior written notice of its intent to waive its right to receive dividends and the OTS does not object. Under applicable regulations, the OTS should not object to a notice of intent to waive dividends if the waiver would not be detrimental to the safe and sound operations of the institution and the Holding Company’s board of directors determines that the waiver of dividends is consistent with the directors’ fiduciary duties.

The Company’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to the Company. In addition to the capital requirements discussed in Note 14, the circumstances under which the Bank may pay dividends are limited by federal statutes, regulations and policies. The amount of dividends the Bank may pay is equal to its net income for the year plus its net income for the prior two years that are still available for dividends. Dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

16.	Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the statement of condition, such items, along with net income, are components of comprehensive income (loss).

The components of other comprehensive income (loss) and related tax effects are presented in the following table:

	December 31,
	2006	2005
	(in thousands)
Unrealized holding gains (losses) on securities available for sale	$173	$(761)
Reclassification adjustment for gains included in net income	(51)	—

Total other comprehensive income (loss)	122	(761)
Tax effect	(48)	296

Net of tax amount	$74	$(465)

The components of accumulated other comprehensive loss, net of related tax effects, are as follows:

	December 31,
	2006	2005
	(in thousands)
Unrealized losses on securities available for sale	$(417)	$(491)
Unrecognized pension losses and past service liability	(527)	—

	$(944)	$(491)

17.	Commitments and Contingencies

Various legal claims arise from time to time in the normal course of business, which, in the opinion of management, will have no material effect on the Company’s consolidated financial position or results of operations.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

Credit commitments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. These financial instruments include commitments to extend credit which involve, to varying degrees, elements of credit, interest rate or liquidity risk in excess of the amount recognized in the consolidated statements of financial condition. The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amounts of those instruments. The Company has experienced minimal credit losses to date on its financial instruments with off-balance sheet risk and management does not anticipate any significant losses on its commitments to extend credit outstanding at December 31, 2006.

The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Bank controls the credit risk of off-balance sheet instruments through credit approval limits and monitoring procedures, and management evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. At December 31, 2006 and 2005, financial instruments whose contract amounts represent credit risk consist of the following:

	Fixed	Variable	Total
	(in thousands)
December 31, 2006:
Commercial lines of credit	$52	$792	$844
Home equity lines of credit	1,142	2,451	3,593
Construction loans	692	31	723
Personal lines of credit	320	—	320
Mortgage loans	936	—	936

Total	$3,142	$3,274	$6,416

December 31, 2005:
Commercial lines of credit	$125	$56	$181
Home equity lines of credit	500	2,528	3,028
Construction loans	1,192	—	1,192
Personal lines of credit	242	—	242
Mortgage loans	657	—	657

Total	$2,716	$2,584	$5,300

The range of interest rates on the fixed rate commitments was 5.88% to 6.63% at December 31, 2006. Commitments to extend credit, which generally have fixed expiration dates or other termination clauses, are legally binding agreements to lend to a customer (as long as there is no violation of any condition established in the contract). Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements.

The Company has identified certain credit risk concentrations in relation to its on- and off-balance sheet financial instruments. Credit risk is defined as the possibility that a loss may occur from the failure of another party to perform according to the terms of the contract. A credit risk concentration results when the Company has a significant credit exposure to an individual or a group engaged in similar activities or affected by similar economic conditions. The Bank’s customers are located primarily in the Finger Lakes Region of New York State. The majority of the Bank’s loan portfolio relates to loans secured by first mortgages on real estate.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

Commitments to Originate and Sell One- to Four-family Residential Mortgages

The Bank has entered into an agreement with the Federal Home Loan Bank of Chicago as part of its Mortgage Partnership Finance Program (“MPF Program”) to originate and sell one- to four-family residential mortgages. The contract calls for the Bank to provide “best efforts” to meet the commitment, with no penalties to be paid in the event the Bank is not able to fulfill the commitment. At December 31, 2006, the open delivery commitment was $5.3 million with an expiration date of October 18, 2007.

The Bank generally makes a determination whether to sell a loan between the time the loan is committed to be closed and the day after closing. If a loan is selected to be sold, a commitment to deliver the loan by a certain date is made under the MPF Program. At December 31, 2006, the Bank had committed to deliver $122,000 in loans with commitments expiring through February 2007.

In the event that the Bank is not able to deliver a specific loan committed, substitutions can generally be made. Otherwise, the Bank may extend the commitment for a fee, or the Bank is required to pay a pair-off fee. During the years ended December 31, 2006 and 2005, there were no extension or pair-off fees paid. The Bank has sold and funded $39.7 million under the MPF Program. The principal outstanding on loans sold under the MPF Program is $32.1 million. The Bank continues to service loans sold under the MPF Program.

Under the terms of the MPF Program, there is limited recourse back to the Bank for loans that do not perform in accordance with the terms of the loan agreement. Each loan that is sold under the program is “credit enhanced” such that the individual loan’s rating is raised to “AA,” as determined by the Federal Home Loan Bank of Chicago. The sum of each individual loan’s credit enhancement represents the total recourse back to the Bank. The total recourse back to the Bank for loans sold was $967,000 at December 31, 2006. A portion of the recourse is offset by a “first loss account” to which funds are allocated by the Federal Home Loan Bank of Chicago annually in January. The balance of the “first loss account” allocated to the Bank is $33,000 at December 31, 2006. In addition, many of the loans sold under the MPF Program have primary mortgage insurance, which reduces the Bank’s overall exposure. The potential liability for the recourse is considered when the Bank determines its allowance for loan losses. At December 31, 2006, there were no loans that had been sold under the MPF Program past due more than 60 days.

18.	Concentrations of Credit Risk

The majority of the Company’s activities are with customers located in the Finger Lakes Region of New York. See notes 4 and 5 to the financial statements which discuss the types of securities that the Company invests in, and the types of lending the Company engages in. The Company does not have any significant concentrations to any one industry or customer. From time to time, the Bank will maintain balances with its correspondent banks that exceed the $100,000 federally insured deposit limits. Management routinely evaluates the credit worthiness of these correspondent banks, and does not feel they pose a significant risk to the Company.

19.	Related Party Transactions

Certain officers, directors and their affiliates are engaged in transactions with the Bank in the ordinary course of business. It is the Bank’s policy that all related party transactions are conducted at “arms length” and all loans and commitments included in such transactions are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers. The following is a summary of the loans made to officers, directors and their affiliates:

Year Ended December 31, 2006
(in thousands)
Beginning balance	$840
Originations	18
Payments and change in status	(62)

Ending balance	$796

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

Appraisal fees of $13,000 and $18,000 were paid to a director during the years ended December 31, 2006 and 2005.

The Holding Company owns shares in the AMF Large Cap Equity Fund (the “Fund”). The Bank’s President serves as a director on the Fund’s Board of Directors.

20.	Fair Value of Financial Instruments

SFAS No. 107, Disclosure about Fair Value of Financial Instruments (SFAS 107), requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated statements of financial condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the defined fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating fair values for financial instruments.

Cash and cash equivalents: The carrying amounts of cash and cash equivalents approximate fair values.

Interest-bearing deposits held in banks: The carrying amounts of interest-bearing deposits held in banks approximate fair values.

Securities: Fair values for investment securities, except Federal Home Loan Bank (“FHLB”) stock, are based on quoted market prices. The carrying value of FHLB stock approximates fair value based on the redemption provisions of the FHLB.

Loans: The fair values for loans are estimated by discounted cash flow analysis using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Deposits: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, regular savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Accrued interest: The carrying amounts of accrued interest receivable and payable approximate fair value.

Borrowings: Fair values are estimated using a discounted cash flow analysis that applies interest rates currently being offered by the FHLB for borrowings to a schedule of monthly maturities.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

Off-balance sheet financial instruments: Fair values of off-balance sheet financial instruments are based on the fees that would be charged for similar agreements, considering the remaining term of the agreement, the rate offered and the credit worthiness of the parties.

The following table presents a comparison of the carrying amount and estimated fair value of the Company’s financial instruments:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$3,087	$3,087	$3,418	$3,418
Interest-bearing deposits in banks	4,000	4,000	–	–
Securities available for sale	22,667	22,667	30,372	30,372
Securities held to maturity	23,719	23,155	27,311	26,817
Loans held for sale	65	65	66	66
Loans receivable	87,622	87,042	79,205	79,041
Federal Home Loan Bank of New York stock	1,417	1,417	1,490	1,490
Accrued interest receivable	773	773	634	634
Financial liabilities:
Deposits	112,925	112,796	112,915	112,797
Short-term borrowings	575	575	8,750	8,744
Long-term debt	18,431	18,188	18,478	17,614
Accrued interest payable	61	61	69	69
Off-balance sheet instruments:
Commitments to extend credit	—	—	—	—

21.	Parent Company Only Financial Information

The following presents the financial information pertaining only to Seneca-Cayuga Bancorp, Inc. (in thousands):

Condensed Statements of Financial Condition

	December 31,
	2006	2005
Assets
Cash and cash equivalents	$500	$14
Securities available for sale, at fair value	1,618	1,580
Investment in bank subsidiary	16,530	9,290
Note receivable—ESOP	915	—
Other assets	67	128

Total assets	$19,630	$11,012

Liabilities
Note payable to Bank	$900	$900
Other liabilities	6	—
Shareholders’ equity	18,724	10,112

Total liabilities and shareholders’ equity	$19,630	$11,012

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

Condensed Statements of Income

	Years Ended December 31,
	2006	2005
Income:
Dividends from securities available for sale	$3	$—
Interest income on ESOP note	37	—
Other income	177	82

Total income	217	82

Expenses:
Interest expense on note payable to Bank	74	42
Other expenses	38	8

Total expenses	112	50

Income before income taxes and equity in undistributed net income of subsidiary	105	32
Income tax expense	46	14

Income before equity in undistributed net income of subsidiary	59	18
Equity in undistributed net income of bank subsidiary	22	55

Net income	$81	$73

Condensed Statements of Cash Flow

	Years Ended December 31,
	2006	2005
Cash flows from operating activities:
Net income	$81	$73
Decrease in other assets	46	15
Increase in other liabilities	6	—
Equity in undistributed net income of subsidiary	(22)	(55)

Net cash provided by operating activities	111	33

Cash flows from investing activities:
Loan advance to ESOP	(933)	—
Repayments received on ESOP note	18	—
Capital infusion to bank subsidiary	(8,598)	—

Net cash used by investing activities	(9,513)	—

Cash flows from financing activities:
Decrease in note payable to Bank	—	(19)
Net proceeds from common stock offering	9,888	—

Net cash provided by (used in) financing activities	9,888	(19)

Net increase in cash	486	14
Cash at beginning of period	14	—

Cash end of period	$500	$14

22.	Segment Information

The Company has determined that it has two primary business segments, its community banking franchise and its insurance agency.

The community banking segment provides financial services to consumers and businesses principally in the Finger Lakes region of New York State. These services include providing various types of loans to customers, accepting deposits, mortgage banking and other traditional banking services. Parent company and treasury function income is included in the community-banking segment, as the majority of effort of these functions is related to this segment. Major revenue sources include net interest income and service fees on deposit accounts. Expenses include personnel and branch support network support charges.

The insurance agency segment offers insurance coverage to businesses and individuals in the Finger Lakes region. The insurance activities consisted of those conducted through the Bank’s wholly owned subsidiary, Seneca-Cayuga Personal Services, LLC d/b/a Royce & Rosenkrans, Inc. Major revenue sources include commission income. Expenses include personnel and office support charges.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

Information about the segments is presented in the following table for the periods indicated (in thousands):

	For the Year Ended December 31, 2006			For the Year Ended December 31, 2005
	Banking Activities	Insurance Activities	Total	Banking Activities	Insurance Activities	Total
Net interest income	$3,766	$(8)	$3,758	$3,799	$(41)	$3,758
Provision for loan losses	92	—	92	88	—	88

Net interest income after provision for loan losses	3,674	(8)	3,666	3,711	(41)	3,670
Other income	1,428	762	2,190	1,224	832	2,056
Compensation and benefits	(2,607)	(467)	(3,074)	(2,538)	(496)	(3,034)
Amortization of intangible assets	—	(25)	(25)	—	(32)	(32)
Other non-interest expense	(2,461)	(175)	(2,636)	(2,423)	(154)	(2,577)

Income before income taxes	34	87	121	(26)	109	83
Income tax expense	(25)	(15)	(40)	38	(48)	(10)

Net income	$9	$72	$81	$12	$61	$73

Total assets	$152,050	$859	$152,909	$151,234	$1,528	$152,762

The following represents a reconciliation of the Company’s reported segment assets as of December 31:

	December 31,
	2006	2005
	(in thousands)
Total assets for reportable segments	$152,909	$152,762
Elimination of intercompany balances	(143)	(812)

Consolidated total	$152,766	$151,950

The accounting policies of each segment are the same as those described in the summary of significant accounting policies.

ITEM 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 8A.	Controls and Procedures

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

ITEM 8B.	Other Information

None.

PART III

ITEM 9.	Directors, Executive Officers, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Seneca-Cayuga Bancorp, Inc. has adopted a Code of Ethics that applies to Seneca-Cayuga Bancorp, Inc.’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics is posted on the Company’s website at www.senecafallssavings.com. A copy of the Code will be furnished without charge upon written request to the Secretary, Seneca-Cayuga Bancorp, Inc., 19 Cayuga Street, Seneca Falls, New York 13148.

Information concerning Directors and executive officers of Seneca-Cayuga Bancorp, Inc. is incorporated herein by reference from our definitive Proxy Statement (the “Proxy Statement”), specifically the section captioned “Proposal I—Election of Directors.”

ITEM 10.	Executive Compensation

Information concerning executive compensation is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal I — Election of Directors.”

ITEM 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain owners and management is incorporated herein by reference from our Proxy Statement, specifically the sections captioned “Voting Securities and Principal Holders Thereof” and “Proposal I — Election of Directors.”

ITEM 12.	Certain Relationships, Related Transactions and Director Independence

Information concerning relationships and transactions is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Transactions with Certain Related Persons.”

ITEM 13.	Exhibits

3.1	Certificate of Incorporation of Seneca-Cayuga Bancorp, Inc.*

3.2	Bylaws of Seneca-Cayuga Bancorp, Inc.*

4	Form of Common Stock Certificate of Seneca-Cayuga Bancorp, Inc.*

10.1	Form of Employee Stock Ownership Plan*

10.2	Form of Employment Agreement for Robert E. Kernan, Jr.*

10.3	Form of Employment Agreement for Menzo Case*

21	Subsidiaries of Registrant*

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form SB-2 of Seneca-Cayuga Bancorp, Inc. (file no. 333-132759), originally filed with the Securities and Exchange Commission on March 27, 2006, as amended.

ITEM 14.	Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal II-Ratification of Appointment of Independent Registered Public Accounting Firm.”

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENECA-CAYUGA BANCORP, INC.

Date: March 29, 2007	By:	/s/ Robert E. Kernan, Jr.
Robert E. Kernan, Jr.
Chairman of the Board, President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert E. Kernan, Jr. Robert E. Kernan, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 29, 2007

/s/ Menzo D. Case Menzo D. Case	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2007

/s/ Bradford M. Jones	Vice Chairman of the Board	March 29, 2007
Bradford M. Jones

/s/ Marilyn Bero	Director	March 29, 2007
Marilyn Bero

/s/ Dr. Herbert R. Holden	Director	March 29, 2007
Dr. Herbert R. Holden

/s/ Dr. Frank Nicchi	Director	March 29, 2007
Dr. Frank Nicchi

/s/ Gerald Macaluso	Director	March 29, 2007
Gerald Macaluso

/s/ Dr. August P. Sinicropi	Director	March 29, 2007
Dr. August P. Sinicropi

/s/ Vincent P. Sinicropi	Director	March 29, 2007
Vincent P. Sinicropi

/s/ David Swenson	Director	March 29, 2007
David Swenson