Form 10QSB
period 2007-03-31
Seneca-Cayuga Bancorp, Inc.
filed 2007-05-14
CIK 1356261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

☐	Transition report under Section 13 or l5(d) of the Exchange Act

For the transition period from              to

Commission file number 000-51726

Seneca-Cayuga Bancorp, Inc.

(Exact name of registrant as specified in its charter)

United States of America	16-1601243
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19 Cayuga Street, Seneca Falls, NY 13148

(Address of Principal Executive Offices)

(315) 568-5855

(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes     ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)    ☐  Yes    ☒  No

State the number of shares outstanding of each class of issuer’s classes of common stock as of the last practicable date:

Class	Outstanding at May 14, 2007
Common Stock, par value $0.01	2,380,500

Transitional Small Business Disclosure Format (Check one):    ☐  Yes    ☒  No

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Financial Condition (Unaudited)

March 31, 2007 and December 31, 2006

(Dollars in thousands, except per share data)

	March 31, 2007	December 31, 2006
Assets

Cash and due from banks	$2,555	$3,026
Interest-bearing deposits in banks	1,012	61

Cash and cash equivalents	3,567	3,087
Interest-bearing term deposits	—	4,000
Trading securities	38,892	—
Securities available for sale	1,571	22,667
Securities held to maturity (fair value 2007 - $3,776 and 2006 - $23,155)	3,674	23,719
Loans held for sale	—	65
Loans receivable, net of allowance for loan losses (2007 - $417 and 2006 - $391)	90,247	87,622
Federal Home Loan Bank of New York stock, at cost	1,172	1,417
Premises and equipment, net	4,361	4,378
Foreclosed assets	140	140
Bank-owned life insurance	2,833	2,809
Prepaid pension expense	501	499
Intangible assets, net and goodwill	406	410
Accrued interest receivable	665	773
Other assets	1,524	1,180

Total assets	$149,553	$152,766

Liabilities and Shareholders’ Equity

Liabilities

Non-interest bearing deposits	$8,838	$8,706
Interest-bearing deposits	107,206	104,219

Total deposits	116,044	112,925
Short-term borrowings	—	575
Long-term debt	13,519	18,431
Advances from borrowers for taxes and insurance	408	603
Official checks	486	920
Other liabilities	601	588

Total liabilities	131,058	134,042

Commitments and contingencies	—	—

Shareholders’ Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 9,000,000 shares authorized, 2,380,500 shares issued and outstanding	24	24
Additional paid-in-capital	9,941	9,942
Retained earnings	9,923	10,604
Accumulated other comprehensive loss	(507)	(944)
Unearned ESOP shares, at cost	(886)	(902)

Total Shareholders’ equity	18,495	18,724

Total liabilities and Shareholders’ equity	$149,553	$152,766

See accompanying notes to unaudited consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

(In thousands except per share data)

	For the three months ended March 31,
	2007	2006
Interest and dividend income:
Loans, including fees	$1,355	$1,248
Debt securities:
Mortgage-backed	50	526
Taxable	—	26
Tax-exempt	2	3
Trading securities	439	—
Other	60	43

Total interest and dividend income	1,906	1,846

Interest expense:
Deposits	822	707
Short-term borrowings	5	76
Long-term debt	154	163

Total interest expense	981	946

Net interest income	925	900
Provision for loan losses	24	25

Net interest income after provision for loan losses	901	875

Non-interest income:
Banking fees and service charges	243	247
Insurance commissions	210	214
Mortgage banking income, net	30	18
Gain on sale of securities available for sale	—	51
Net gain on trading securities	315	—
Other	30	22

Total non-interest income	828	552

Non-interest expense:
Compensation and benefits	782	746
Occupancy and equipment expenses	240	252
Service charges	103	98
Professional fees	66	58
Advertising	90	93
Directors fees	34	31
Supplies	19	19
Telephone and postage	41	49
Amortization of intangible assets	4	6
Other	66	53

Total non-interest expense	1,445	1,405

Income before income taxes	284	22
Income tax expense	107	6

Net income	$177	$16

Earnings per common share	$0.31	$0.05

Weighted average number of common shares outstanding	2,293	1,309

See accompanying notes to unaudited consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Shareholders’ Equity (Unaudited)

For Three Months Ended March 31, 2007 and 2006

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Total Shareholders’ Equity
Balance, January 1, 2006	$—	$80	$10,523	$(491)	$—	$10,112
Comprehensive loss:
Net income	—	—	16	—	—	16
Unrealized holding losses (net of tax benefit of $18)	—	—	—	(29)	—	(29)

Total comprehensive loss						(13)

Balance, March 31, 2006	$—	$80	$10,539	$(520)	$—	$10,099

Balance, January 1, 2007	$24	$9,942	$10,604	$(944)	$(902)	$18,724
Cumulative effect of a change in accounting principle upon the adoption of SFAS 157 and SFAS 159 (net of tax of $545)	—	—	(858)	464	—	(394)
Comprehensive income:
Net income	—	—	177	—	—	177
Unrealized holding losses (net of tax benefit of $18)	—	—	—	(27)	—	(27)

Total comprehensive income						150

ESOP shares committed to be released (1,556 shares)	—	(1)	—	—	16	15

Balance, March 31, 2007	$24	$9,941	$9,923	$(507)	$(886)	$18,495

See accompanying notes to unaudited consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$177	$16
Adjustments to reconcile net income to net cash used by operating activities:
Amortization of premiums, net of accretion of discounts	(2)	3
Market gains on trading securities	(315)	—
Gains on sale of securities	—	(51)
Loans originated for sale	(57)	(2,279)
Proceeds from sale of loans	122	2,147
Losses on sale of loans	—	7
Provision for loans losses	24	25
Depreciation and amortization	97	115
Non-cash ESOP expense	15	—
Income from bank-owned life insurance	(24)	(17)
Increase in prepaid pension expense	(2)	(37)
Amortization of intangible assets	4	6
Decrease in accrued interest receivable	108	88
Increase in other assets	(76)	(343)
Decrease in official checks and other liabilities	(421)	(46)

Net cash used by operating activities	(350)	(366)

Cash flows from investing activities:
Maturity of interest-bearing term deposits	4,000	—
Principal repayments on trading securities	1,752	—
Principal repayments on mortgage-backed securities held-to-maturity	141	1,202
Proceeds from sale of securities available for sale	—	1,061
Maturities and calls of securities held-to-maturity	5	5
Principal repayments on mortgage-backed securities available for sale	—	1,686
Purchases of trading securities	(21)	—
Purchases of securities available for sale	—	(17)
Net increase in loans	(2,649)	(943)
Purchases of Federal Home Loan Bank stock	(244)	(370)
Proceeds from sale of Federal Home Loan Bank stock	489	454
Purchases of premises and equipment	(80)	(47)

Net cash provided by investing activities	3,393	3,031

Cash flows from financing activities:
Increase in deposits	3,119	2,588
Net decrease in short-term borrowings	(575)	(4,750)
Proceeds from long-term debt	—	4,000
Repayment of long-term debt	(4,912)	(2,708)
Decrease in advance payments by borrowers for taxes and insurance	(195)	(138)

Net cash used by financing activities	(2,563)	(1,008)

Net change in cash and cash equivalents	480	1,657
Cash and cash equivalents at beginning of period	3,087	3,418

Cash and cash equivalents at end of period	$3,567	$5,075

Supplementary information:
Interest paid	$1,007	$933
Net loans transferred to foreclosed real estate	—	42
Income taxes paid	2	—

See accompanying notes to unaudited consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

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

The unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the years ended December 31, 2006 and 2005, included in its Annual Report filed on Form 10-KSB dated March 27, 2007.

Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The consolidated financial statements at March 31, 2007 and for the three months ended March 31, 2007 and 2006 include the accounts of the Seneca-Cayuga Bancorp, Inc., Seneca Falls Savings Bank (the “Bank”) and the Bank’s wholly-owned subsidiary, Seneca-Cayuga Personal Services, LLC. All intercompany balances and transactions have been eliminated in consolidation.

2.	Earnings Per Share

Basic earnings per common share is calculated by dividing the net income by the weighted-average number of common shares outstanding during the period. The common shares issued to Seneca Falls Savings Bank, MHC of 1,309,275 are assumed to be outstanding for all periods represented, consistent with the provisions of SFAS No. 128, Earnings per Share, pertaining to changes in capital structure. The 1,071,225 shares issued to the public are included in the weighted average common shares outstanding calculation for the entire period. Diluted earnings per common share is computed in a manner similar to basic earnings per share, except that the weighted average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Common stock equivalents may include restricted stock awards and stock options. The Company has a simple capital structure as it has not granted any restricted stock awards or stock options and, during the three months ended March 31, 2007 and 2006, had no potentially dilutive common stock equivalents. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released.

3.	Pension Benefits

The composition of net periodic benefit plan cost for the three months ended March 31 is as follows:

	For the Three Months Ended March 31,
	2007	2006
	(in thousands)
Service cost	$50	$39
Interest cost	50	44
Expected return on assets	(85)	(74)
Amortization of unrecognized loss	10	12
Amortization of past service liability	3	2

Net periodic pension expense	$28	$23

The Company expects to contribute $102,000 to its pension plan in 2007. As of March 31, 2007, $25,000 had been contributed to the pension plan.

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

4.	Comprehensive Loss

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

The components of other comprehensive loss and related tax effects for the three months ended March 31 are as follows:

	For the Three Months Ended March 31,
	2007	2006
	(in thousands)
Gross change in unrealized losses on securities available for sale	$(45)	$4
Reclassification adjustment for gains included in net income	—	(51)

	(45)	(47)
Tax benefit	18	18

Other comprehensive loss	$(27)	$(29)

5.	Fair Value Accounting

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

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment to FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The purpose of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective January 1, 2008. SFAS 159 provides for early adoption for fiscal years beginning after November 15, 2007, provided:

•	the choice to adopt early is made within 120 days of the beginning of the fiscal year of adoption;

•	SFAS 157 is adopted at the same time;

•	the entity has not yet issued financial statements for any interim period of the fiscal year that includes the early adoption date; and

•	the choices to apply or not apply the fair value option are retroactive to the early adoption date.

We have opted to adopt the provisions of SFAS 157 and SFAS 159 (the “new standards”) as of January 1, 2007. We began evaluating the potential impact of SFAS 157 and of SFAS 159 after the issuance of SFAS 150 in February 2007. The primary effect of SFAS 157 on the Company was to expand the required disclosures pertaining to the methods used to determine the fair values. Under SFAS 159, available-for-sale and held-to-maturity securities held at the date of adoption are eligible for the fair value option on that date. By adopting the new standards early, we are able to modify our balance sheet management strategies in the context of a broader use of fair value accounting. The factors influencing our decision to adopt the new standards early included:

•	the inversion of the Treasury yield curve has compressed interest rate spreads on earning assets;

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

•	competition for low-cost deposits has increased significantly in our market place which has caused an increased dependence upon higher cost time deposits;

•	during 2006, in response to our current and projected economy, we reduced our balance sheet leverage and began to implement strategies for improving net income;

•	accounting for certain financial assets, primarily securities, at fair value enables us to more closely align their financial performance with the economic value of those assets; and

•

2007 balance sheet management strategies shifted to altering the construct and usage of investment securities, increase our consumer loan portfolio, more closely align anticipated cash flows from borrowings with selected securities, and increase use of short-term securities.

Under the new standards, the use of fair value is specifically prohibited for our deposits. As our deposits represent a very significant portion of our liabilities, we determined that to use fair value for most of our assets was not appropriate, as we would be measuring assets and liabilities differently and the overall presentation would not fairly present our financial position. As our investment portfolio is utilized to address interest rate management objectives, we elected fair value for most of our securities portfolio. The remaining securities for which the use of fair value reporting was not elected include our investment in a large cap equity fund carried in our available-for-sale portfolio, several mortgage-backed securities held to maturity and our municipal bonds held-to-maturity. The large cap equity fund is held by the Holding Company and is maintained to provide sufficient income to cover the Holding Company’s expenses rather than to address specific interest rate management objectives. The mortgage-backed securities held-to-maturity either have very small balances, are pledged as collateral against a specific borrowing, or have projected cash flows that are closely aligned with anticipated cash flows from borrowings. The municipal bonds are pledged as collateral against a specific borrowing.

Our objective is to more actively trade securities and remove longer term and lower yielding securities and replace them with new securities of different types with shorter terms. The new securities will be included in our trading portfolio to the extent they are not aligned with anticipated cash flows from borrowings. We may also sell a portion of the trading portfolio and use the proceeds to fund loan originations or to purchase loans.

The following table is a summary of the securities transferred to trading upon the early adoption of the new standards at January 1, 2007:

	Amortized Cost	Pre-tax Loss Upon the Adoption of the New Standards	Fair Value
	(in thousands)
Securities transferred to trading securities from:
Securities available for sale:
Mortgage-backed securities	$20,077	$(713)	$19,364
Equity securities	1,732	(48)	1,684

Subtotal	$21,809	$(761)	$21,048

Securities held-to-maturity:
U.S. Government and federal agency obligations	$2,500	$(52)	$2,448
Mortgage-backed securities	17,401	(590)	16,811

Subtotal	$19,901	(642)	$19,259

Total securities transferred to trading	$41,710	$(1,403)	$40,307

The cumulative effect adjustment recorded in retained earnings at January 1, 2007 is as follows:

Pre-tax loss upon the adoption of the new standards	$(1,403)
Tax effect	545

Net of tax amount recorded as an adjustment to retained earnings	$(858)

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Upon the adoption of the new standards at January 1, 2007, an additional $249,000 was recorded as a deferred tax related to the unrealized net loss on trading securities.

For securities carried at fair value, interest and dividends earned are separately reported on the Statement of Income.

For assets measured at fair value on a recurring basis, the fair value measurements used at March 31, 2007 are as follows:

		Fair Value Measurements at March 31, 2007
Description	March 31, 2007	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(in thousands)
Trading securities	$38,892	$38,892	$—	$—
Foreclosed assets	140	—	140	—
Bank-owned life insurance	2,833	2,833	—	—

Total	$41,865	$41,725	$140	$—

For assets measured at fair value on a nonrecurring basis, the fair value measurements used are as follows:

		Fair Value Measurements at March 31, 2007
	December 31, 2006	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(in thousands)
Amortized intangible assets:
Customer lists	$48	$—	$—	$45
Non-compete agreements	35	—	—	34
Goodwill	327	—	—	327

Total	$410	$—	$—	$406

Amortization of $4,000 was recorded for the intangible assets during the quarter ended March 31, 2007 and was included as a component of other non-interest expense. The remaining intangible asset balance approximates the estimated value of the acquired customer lists and non-compete agreements based on the sum of discounted cash flows over an estimated remaining life of 112 months. The estimated fair value of goodwill is determined based the difference between the Agency’s tangible assets less liabilities and estimated discounted commissions over the next ten years factoring in the Agency’s performance over the past five years.

6.	Segment Reporting

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

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

The insurance agency segment offers insurance coverage to businesses and individuals in the Finger Lakes region. The insurance activities consisted of those conducted through the Bank’s wholly owned subsidiary, Seneca-Cayuga Personal Services, LLC d/b/a Royce & Rosenkrans, Inc. Major revenue sources include commission income. Expenses include personnel and office support charges.

Information about the segments is presented in the following table for the period indicated:

	For the Quarter Ended March 31, 2007			For the Quarter Ended March 31, 2006
	Banking Activities	Insurance Activities	Total	Banking Activities	Insurance Activities	Total
	(in thousands)
Net interest income	$925	$—	$925	$908	$(8)	$900
Provision for loan losses	24	—	24	25	—	25

Net interest income after provision for loan losses	901	—	901	883	(8)	875
Other income	618	210	828	287	265	552
Compensation and benefits	(659)	(123)	(782)	(628)	(118)	(746)
Amortization of intangible assets	—	(4)	(4)	—	(6)	(6)
Other non-interest expense	(614)	(45)	(659)	(610)	(43)	(653)

Income before income taxes	246	38	284	(68)	90	22
Income tax (expense) benefit	(92)	(15)	(107)	11	(17)	(6)

Net income	$154	$23	$177	$(57)	$73	$16

Total assets	$148,706	$924	$149,630	$150,047	$869	$150,916

The following represents a reconciliation of the Company’s reported segment assets as of March 31:

	March 31,
	2007	2006
	(in thousands)
Total assets for reportable segments	$149,630	$150,916
Elimination of intercompany balances	(77)	(33)

Consolidated total	$149,553	$150,883

The accounting policies of each segment are the same as those described in the summary of significant accounting policies.

7.	Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”). SFAS 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The Company adopted the provisions of SFAS 155, as required, on January 1, 2007, with no impact on the Company’s consolidated financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. The Company adopted the provisions of SFAS 156, as required, on January 1, 2007, with no impact on the Company’s consolidated financial position and results of operations.

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted the provisions of FIN 48, as required, on January 1, 2007, with no impact on the Company’s consolidated financial position and results of operations.

8.	Subsequent Events

During April 2007, the Company sold all mortgage-backed securities and mortgage-backed bonds held in its trading portfolio. These securities were moved to the trading portfolio from our held-to-maturity and available-for-sale portfolios with the early adoption of SFAS 159.

With the adoption of SFAS 159, the Company changed its method for managing securities. As opposed to holding securities with long-term maturities with characteristics that primarily focused on their effect on our interest rate sensitivity goals, we began to weigh more heavily the economic value of the securities and their total return. In addition, we anticipated that securities would be sold in order to more closely align anticipated cash flows from borrowings with selected securities and to shorten the average life of our security portfolio.

The decision to sell the securities was made on April 17, 2007 based on the a loss of value between March 31, 2007 and that date. The trading portfolio had recorded net gains of $315,000 on a pre-tax basis between January 1, 2007 and March 31, 2007. However, by April 17, 2007, we had estimated that the market value for these securities had declined by over $370,000. In addition, economic forecasts reflected increased uncertainty with regard to both the short-term and long-term interest rate futures, which implied that the interest rate yield curve would remain inverted indefinitely.

The sale resulted in the Company realizing a pre-tax net loss of $361,000. The proceeds of the purchase will be used to either:

•	purchase held-to-maturity securities to more closely match the repayment schedule of our FHLB amortizing borrowings and FHLB term advances totaling $13.4 million at March 31, 2007; or

•	purchase trading securities that maintain their economic value in a flat rate environment and are generally of a much shorter duration than the trading portfolio at March 31, 2007.

We purchased $9.4 million in CMOs and REMICs with projected cash flows closely aligned with our FHLB borrowings, which are expected to settle no later than May 15, 2007. These securities will be classified as held-to-maturity and have an estimated weighted average duration of 1.59 years as compared to an average duration of 2.36 years for the trading portfolio at March 31, 2007. We have also purchased $2.0 million in CMOs and REMICs that are expected to settle no later than May 15, 2007 which will be included in our trading portfolio.

Item 2 – Management’s Discussion and Analysis or Plan of Operations

General

Throughout the Management’s Discussion and Analysis (“MD&A”) the term, “Company”, refers to the consolidated entity of Seneca-Cayuga Bancorp, Inc. (the “Company”), Seneca Falls Savings Bank (the “Bank”) and Seneca-Cayuga Personal Services, LLC. Seneca-Cayuga Personal Services, LLC is a wholly owned subsidiary of the Bank. At March 31, 2007, Seneca Falls Savings Bank, MHC, the Company’s mutual holding company parent, whose activities are not included in the MD&A, held 55% of the Company’s common stock.

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

Critical Accounting Policies

The most significant accounting policies followed by the Company are presented in Note 2 to the consolidated financial statements (“the Consolidated Financial Statements”) included in the Company’s Annual Report filed on Form 10-KSB dated March 27, 2007. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. We have identified the accounting of our allowance for loan losses as our critical accounting policy.

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

Overview

Our results of operations depend in part on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities (including mortgage-backed and other securities) and other interest-earning assets primarily cash and interest bearing deposits, and the interest paid on our interest-bearing liabilities, consisting primarily of savings accounts, money market accounts, transaction accounts, certificates of deposit, long- and short-term borrowings and Federal Home Loan Bank advances. Our results of operations also are affected by our provisions for loan losses, noninterest income and noninterest expense. Noninterest income currently consists primarily of deposit account fees, insurance agency commissions, dividends on mutual funds, increases in cash value-insurance, gains and losses on the sale of securities, gains and losses on trading securities and miscellaneous other income. In addition, as a result of our adoption of SFAS 159, non-interest income will now reflect change in fair value of our trading securities. This could have a significant impact on our future results of operations. Noninterest expense currently consists primarily of compensation and employee benefits, occupancy and equipment expenses, advertising and marketing, service charges, professional fees, directors’ fees, supplies, and other operating expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

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

	For the Quarter Ended March 31,
	2007			2006
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$89,167	$1,355	6.08%	$79,836	$1,248	6.25%
Mortgage-backed securities	3,635	50	5.50	49,333	526	4.17
Trading securities	39,744	439	4.42	—	—	—
Other interest-earning assets	5,327	62	4.66	8,570	72	3.36

Total interest-earning assets	137,873	1,906	5.53	137,739	1,846	5.36

Noninterest-earning assets	13,065			13,025

Total assets	$150,938			$150,764

Liabilities and equity:
Interest bearing liabilities:
Interest-bearing demand deposits and escrow	$6,832	$6.35%		$6,512	$8.49%
Money market accounts	5,513	23	1.67	7,729	33	1.71
Savings accounts	44,022	233	2.12	50,107	264	2.11
Certificates of deposit	49,756	560	4.50	41,641	402	3.86

Total interest-bearing deposits	106,123	822	3.10	105,989	707	2.67
Borrowings	16,007	159	3.97	25,661	239	3.73

Total interest-bearing liabilities	122,130	981	3.21	131,650	946	2.87

Other noninterest-bearing liabilities	10,213			8,918

Total liabilities	132,343			140,568
Equity	18,595			10,196

Total liabilities and equity	$150,938			$150,764

Net interest income		$925			$900

Interest rate spread			2.32%			2.49%
Net interest-earning assets	$15,743			$6,089

Net interest margin			2.68%			2.61%
Average interest-earning assets to average interest-bearing liabilities		112.89%			104.63%

Results of Operations for the Three Months Ended March 31, 2007 and 2006

General. Net income increased $161,000 to $177,000 for the three months ended March 31, 2007 compared to $16,000 for the same period in the prior year. The increase was primarily attributable to a $25,000 increase in net interest income and a $276,000 increase in non-interest income offset partially by a $40,000 increase in non-interest expenses and a $101,000 increase in income tax expense.

Net Interest Income. Net interest income increased $25,000, or 2.8%, to $925,000 for the three months ended March 31, 2007 from $900,000 for the three months ended March 31, 2006. The increase was due primarily to a $9.5 million decline in the average balance of interest-bearing liabilities, which was offset by a decline in our interest rate spread resulting from a 17-basis point increase in the yield on average interest-earning assets offset partially by a 34-basis point increase in the cost of interest-bearing liabilities. The increased yield from interest-earning assets was primarily the result of higher yields earned on interest-earning deposits held at the Federal Home Loan Bank of New York and reduced net premium amortization as the result of the implementation of SFAS 157 and SFAS 159 under which select securities from the available-for-sale and held-to-maturity portfolios were transferred to trading securities at market value, the effects of which lessened the impact of a flat yield curve during the period that has caused continued interest rate spread compression.

Interest Income. Interest income increased $60,000, or 3.3%, to $1.9 million for the three months ended March 31, 2007 from $1.8 million for the three months ended March 31, 2006. The average interest-earning assets increased $134,000, or 0.1%, to $137.9 million at March 31, 2007 from $137.7 million at March 31, 2006. The increase in interest income resulted primarily from an increase of $107,000, or 8.6%, in interest and fee income from loans offset partially by a $47,000 net decline in interest and dividends earned from mortgage-backed securities, trading securities and other interest-earning assets. In addition, bonds and an equity investment included with other interest-earning assets, were transferred to the trading portfolio.

The increased interest and fee income from loans is primarily due to the $9.3 million, or 11.7%, increase in the average loans outstanding to $89.2 million for the quarter ended March 31, 2007 from $79.8 million for the quarter ended March 31, 2006.

With the adoption of SFAS 159, a significant portion of the mortgage-backed securities were transferred from our held-to-maturity and available-for-sale portfolios to the trading portfolio as reflected in the $45.7 million decrease in mortgage-backed security average balances and a $476,000 decrease in interest earned on mortgage-backed securities. The yield on mortgage-backed securities increased 124 basis points, or 29.1%, to 5.50% for the quarter ended March 21, 2007 from 4.26% for the quarter ended March 31, 2006 primarily because the mortgage-backed securities remaining in the held-to-maturity portfolio have higher coupon rates than the mortgage-backed securities that were transferred. These remaining mortgage-backed securities have anticipated cash-flows similar to a portion of our borrowings or have small remaining balances.

The average other interest earning assets decreased $3.2 million, or 37.8%, to $5.3 million for the quarter ended March 31, 2007 from $8.6 million for the quarter ended March 31, 2006 because an equity investment and three bonds totaling $4.1 million were transferred from the other interest-earning assets category to trading securities with the adoption of SFAS 159. In addition, a $4.0 million interest-bearing term deposit was outstanding two months during the quarter ended March 31, 2007 that was not outstanding during the quarter ended March 31, 2006, which also accounts for the yield increasing 130 basis points, or 38.7%, to 4.66% for the quarter ended March 31, 2007 from 3.36% for the quarter ended March 31, 2006.

Interest Expense. Interest expense increased $35,000, or 3.7%, to $981,000 for the three months ended March 31, 2007 from $946,000 for the three months ended March 31, 2006. The increase in interest expense resulted from a $158,000, or 39.3%, increase in certificates of deposit interest expense, offset partially by a $31,000, or 11.7%, decrease in savings accounts interest expense and an $80,000, or 33.5%, decrease in borrowings interest expense.

The higher certificate of deposit interest expense is attributable to an $8.1 million, or 19.5%, increase in average certificates of deposit to $49.8 million for the quarter ended March 31, 2007 from $41.6 million for the quarter ended March 31, 2006 and a 64 basis point, or 16.6%, increase in the average certificates of deposit cost during the same comparable period, which was the result of offering higher certificate of deposit rates in 2006 as the cost was favorable compared to alternative funding sources.

Savings interest expense decreased primarily due to a $6.1 million, or 12.1%, decrease in average savings outstanding to $44.0 million for the quarter ended March 31, 2007 from $50.1 million for the quarter ended March 31, 2006, which was the result of our desire not to increase savings rates as the additional cost outweighed the benefits of retaining the balances.

The primary reason for the decreased borrowing expense is that the average borrowings decreased $9.7 million, or 37.6%, to $16.0 million for the quarter ended March 31, 2007 from $25.7 million for the quarter ended March 31, 2006. We have been reducing borrowings through application of cash flows generated from our mortgage-backed securities, maturing interest earning time deposits and by obtaining funds from deposit growth.

Provision for Loan Losses. The provision for loan losses was $24,000 for the three months ended March 31, 2007 as compared to $25,000 for the three months ended March 31, 2006. Loans in non-accrual status that were included in loans receivable totaled $314,000 as of March 31, 2007 as compared to $376,000 at December 31, 2006. The allowance for loan losses as of March 31, 2007 and December 31, 2006 represented 0.46% and 0.45% of total loans, respectively.

Non-Interest Income. Non-interest income increased $276,000, or 50.0%, to $828,000 for the three months ended March 31, 2007 from $552,000 for the three months ended March 31, 2006. The Company realized $315,000 in net gains in fair market values of trading securities during the quarter ended March 31, 2007. There were no trading securities held during the quarter ended March 31, 2006 as we adopted SFAS 159 effective January 1, 2007. In addition, mortgage banking income increased $12,000 due to fewer loans being sold with less loss realized and bank-owned life insurance earnings increased $7,000. A $51,000 gain on the sale of securities available for sale earned during the three months ended March 31, 2006 was not repeated in the three months ended March 31, 2007. Future non-interest income levels are likely to vary significantly depending on changes in value of our trading securities.

Non-Interest Expense. Non-interest expense increased $40,000, or 2.8%, and was $1.4 million for the three months ended March 31, 2007 and for the three months ended March 31, 2006. The increase was the result of a $36,000 increase in compensation and benefits primarily due to the adoption of the ESOP, a $12,000 reduction in occupancy and equipment expenses, a $10,000 increase in losses on insufficient checking account balances and a $6,000 net increase in other operating expenses.

Income Taxes. The income tax expense was $107,000 for the three months ended March 31, 2007 as compared to $6,000 for the three months ended March 31, 2006. The effective tax rate was 37.7% for the three months ended March 31, 2007 compared to 27.3% for the same period in 2006. Higher levels of pre-tax income have resulted in an increase in both the income tax expense and the effective tax rate.

Comparison of Financial Condition at March 31, 2007 and December 31, 2006

Assets. Total assets decreased by $3.2 million, or 2.1%, to $149.6 million at March 31, 2007 from $152.8 million at December 31, 2006. The decrease in total assets was the result of the maturity of an interest-bearing term deposit, continued decline in mortgage-backed securities portfolio and the repayment of long-term borrowings, offset by an increase in loans receivable and net deposit growth.

Interest-bearing term deposits. There were no interest-bearing term deposits at March 31, 2007. The $4.0 million term deposit held at the Federal Home Loan Bank of New York at December 31, 2006 matured during the quarter ended March 31, 2007. The proceeds of the matured term deposit were used to repay borrowings that matured in the first quarter of 2007.

Loans Receivable. Loans receivable, including loans held for sale, increased by $2.6 million, or 2.9%, to $90.2 million at March 31, 2007 from $87.7 million at December 31, 2006. We limited our loan sales significantly during the quarter ended March 31, 2007, selling $122,000 in residential mortgages, as compared to loan sales of $2.1 million during the quarter ended March 31, 2006. We determined to maintain the newly originated mortgages as a strategy to increase yield on the Company’s interest-earning asset portfolio.

Trading securities. Trading securities were $38.9 million at March 31, 2007. There were no trading securities at December 31, 2006. With the early adoption of SFAS 157 and SFAS 159, the Company transferred $21.0 million in securities from the available-for-sale portfolio and $19.3 million in securities from the held-to-maturity portfolio at market values effective January 1, 2007. Since changes in the fair value of our trading securities will be reflected in our earnings, our earnings volatility may increase. During the quarter ended March 31, 2007, principal payments of $1.8 million were received mortgage-backed securities classified as trading securities. At March 31, 2007, our trading securities included $34.7 million in mortgage-backed securities with a weighted average life of 257 months, $2.5 million of Federal Home Loan Bank callable bonds with a weighted average life of 69 months and $1.7 million in a mutual fund invested in adjustable rate mortgage backed securities.

Securities. Investment securities decreased by $41.1 million, or 88.7%, to $5.2 million at March 31, 2007 from $46.4 million at December 31, 2006. The decrease is primarily attributable to the $40.3 million transfer of securities to trading securities with the adoption of SFAS 157 and SFAS 159, net of $1.4 million in unrealized net losses and $503,000 of net premiums and discounts. In addition, $141,000 in principal payments were received from our mortgage-backed securities.

Deposits. Deposits increased by $3.1 million, or 2.8%, to $116.0 million at March 31, 2007 from $112.9 million at December 31, 2006. Most of the growth in deposits represented savings accounts and time deposits, offset partially by a decrease in money market accounts.

Borrowings. Borrowings decreased by $5.5 million, or 28.9%, to $13.5 million at March 31, 2007 from $19.0 million at December 31, 2006. Two term borrowings of $2.0 million each matured during the quarter ended March 31, 2007, which were repaid from proceeds of an interest-bearing term deposit that matured during the same time frame.

Shareholders’ Equity. Total Shareholders’ equity decreased $229,000, or 1.2%, to $18.5 million at March 31, 2007 from $18.7 million at December 31, 2006. The net decrease was a primarily the result of a $858,000 cumulative effect adjustment to retained earnings representing net unrealized losses, net of taxes, on securities transferred from available-for-sale and held-to-maturity to trading securities upon the adoption of SFAS 157 and SFAS 159, of which $464,000 was a reclassification of net unrealized losses, net of taxes, on available-for-sale securities previously included as a component of other comprehensive loss, offset partially by net income of $177,000 for the three months ended March 31, 2007.

Nonperforming Assets

The table below is a summary of the Company’s non-performing assets at the dates indicated:

	March 31, 2007	December 31, 2006
Non-accrual loans:
Real estate mortgages:
One- to-four-family	$168	$245
Non-residential	85	85
Home equity	61	46

Total non-accrual loans	$314	$376
Foreclosed assets, net	140	140

Total non-performing assets	$454	$516

Ratios:
Non-performing loans to total loans	0.35%	0.43%
Non-performing loans to total assets	0.21%	0.25%
Non-performing assets to total assets	0.30%	0.34%

At March 31, 2007, there were no other loans or other assets that are not disclosed in the table or disclosed as classified or special mention, where known information about the possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans in the future.

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

The Company has an agreement with the Federal Home Loan Bank of New York that allows it to borrow up to $52.0 million. At March 31, 2007, the Company had outstanding advances and amortizing notes totaling $13.5 million. The Company also has a repurchase agreement with a correspondent bank providing an additional $10 million in liquidity, which is secured by the Company’s mortgage-backed securities. There were no advances outstanding under the repurchase agreement at March 31, 2007.

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

At March 31, 2007, the Company had loan commitments to borrowers of approximately $1.5 million and unused lines of credit of approximately $5.4 million. For the first quarter ended March 31, 2007, the Company originated loans of $6.0 million, as compared to $6.5 million of loans originated in the first quarter of March 31, 2006. Proceeds from loans sold during the first quarter ended March 31, 2007 were $122,000 as compared to $2.1 million for the first quarter of March 31, 2006. There were no letters of credit outstanding at March 31, 2007.

Time deposit accounts scheduled to mature within one year were $34.8 million at March 31, 2007. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with the Company. We are committed to maintaining a strong liquidity position; therefore, the Company monitors its liquidity position on a daily basis. The Company anticipates that it will have sufficient funds to meet its current funding commitments. The marginal cost of new funding however, whether from deposits or borrowings from the Federal Home Loan Bank, will be carefully considered as the Company monitors its liquidity needs. Therefore, in order to minimize its costs of funds, the Company may consider additional borrowings from the Federal Home Loan Bank in the future.

At March 31, 2007, the Seneca Falls Savings Bank (“Bank”) exceeded each of the applicable regulatory capital requirements. The Bank’s leverage (Tier 1) capital at March 31, 2007 was $16.5 million, or 11.04% of adjusted assets. In order to be classified as “well-capitalized” by the Office of Thrift Supervision (“OTS”), the Bank is required to have Tier 1 capital of $7.5 million, or 5.00% of adjusted assets. To be classified as a well-capitalized bank by the OTS, the Bank must also have a total risk-based capital ratio of 10.0%. At March 31, 2007, the Bank had a total risk-based capital ratio of 21.80%.

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

Part II – Other Information

Item 1 – Legal Proceedings

At March 31, 2007, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

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

Seneca-Cayuga Bancorp, Inc.

Date: May 14, 2007	/s/ Robert E. Kernan, Jr.
Robert E. Kernan, Jr. President and Chief Executive Officer

Date: May 14, 2007	/s/ Menzo D. Case
Menzo D. Case Executive Vice President and Chief Financial Officer

Index to Exhibits

Exhibit No.	Description	Page No.
31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer	22

31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer	23

32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer	24