Form 10QSB
period 2007-06-30
Seneca-Cayuga Bancorp, Inc.
filed 2007-08-09
CIK 1356261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)    ☐  Yes    ☒  No

State the number of shares outstanding of each class of issuer’s classes of common stock as of the last practicable date:

Class	Outstanding at August 9, 2007
Common Stock, par value $0.01	2,380,500

Transitional Small Business Disclosure Format (Check one):    ☐  Yes    ☒  No

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except per share data)

	June 30, 2007	December 31, 2006
Assets
Cash and due from banks	$3,161	$3,026
Interest-bearing deposits in banks	22,430	61

Cash and cash equivalents	25,591	3,087
Interest-bearing term deposits	—	4,000
Trading securities	3,717	—
Securities available for sale	1,646	22,667
Securities held to maturity (fair value 2007 - $12,437 and 2006 - $23,155)	12,512	23,719
Loans held for sale	—	65
Loans receivable, net of allowance for loan losses (2007 - $439 and 2006 - $391)	94,126	87,622
Federal Home Loan Bank of New York stock, at cost	1,110	1,417
Premises and equipment, net	4,271	4,378
Foreclosed Assets	80	140
Bank-owned life insurance	2,856	2,809
Prepaid pension expense	533	499
Intangible assets, net and goodwill	400	410
Accrued interest receivable	486	773
Other assets	1,449	1,180

Total assets	$148,777	$152,766

Liabilities and Shareholders’ equity
Liabilities
Non-interest bearing deposits	$9,619	$8,706
Interest-bearing deposits	106,106	104,219

Total deposits	115,725	112,925
Short-term borrowings	—	575
Long-term debt	12,555	18,431
Advances from borrowers for taxes and insurance	698	603
Official checks	1,067	920
Other liabilities	426	588

Total liabilities	130,471	134,042

Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value, 1,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, $.01 par value, 9,000,000 shares authorized, 2,380,500 shares issued and outstanding	24	24
Additional paid-in-capital	9,940	9,942
Retained earnings	9,675	10,604
Accumulated other comprehensive loss	(462)	(944)
Unearned ESOP shares, at cost	(871)	(902)

Total shareholders’ equity	18,306	18,724

Total liabilities and shareholders’ equity	$148,777	$152,766

See accompanying notes to unaudited consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands)

	For the three months ended June 30,
	2007	2006
Interest and dividend income:
Loans, including fees	$1,416	$1,269
Debt securities:
Mortgage-backed	119	516
Taxable	—	25
Tax-exempt	1	2
Trading securities	107	—
Other	301	83

Total interest and dividend income	1,944	1,895

Interest expense:
Deposits	849	738
Short-term borrowings	2	47
Long-term debt	133	173

Total interest expense	984	958

Net interest income	960	937
Provision for loan losses	24	25

Net interest income after provision for loan losses	936	912

Non-interest income:
Banking fees and service charges	264	254
Insurance commissions	161	165
Mortgage banking income, net	28	25
Net loss on trading securities	(380)	—
Other	25	29

Total non-interest income	98	473

Non-interest expense:
Compensation and benefits	740	769
Occupancy and equipment expenses	246	252
Service charges	114	101
Professional fees	75	70
Advertising	89	93
Directors fees	35	32
Supplies	16	19
Telephone and postage	46	36
Amortization of intangible assets	5	6
Other	67	35

Total non-interest expense	1,433	1,413

Loss before income taxes (benefit)	(399)	(28)
Income tax benefit	(151)	(15)

Net loss	$(248)	$(13)

Loss per common share	$(0.11)	$(0.01)

Weighted average number of common shares outstanding	2,293	1,309

See accompanying notes to unaudited consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands)

	For the six months ended June 30,
	2007	2006
Interest and dividend income:
Loans, including fees	$2,771	$2,517
Debt securities:
Mortgage-backed	169	1,042
Taxable	—	51
Tax-exempt	3	5
Trading securities	546
Other	361	126

Total interest and dividend income	3,850	3,741

Interest expense:
Deposits	1,671	1,445
Short-term borrowings	7	123
Long-term debt	287	336

Total interest expense	1,965	1,904

Net interest income	1,885	1,837
Provision for loan losses	48	50

Net interest income after provision for loan losses	1,837	1,787

Non-interest income:
Banking fees and service charges	507	501
Insurance commissions	371	379
Mortgage banking income, net	58	43
Net loss on trading securities	(65)	—
Gain on sale of securities available for sale	—	51
Other	55	51

Total non-interest income	926	1,025

Non-interest expense:
Compensation and benefits	1,522	1,515
Occupancy and equipment expenses	486	504
Service charges	217	199
Professional fees	141	128
Advertising	179	186
Directors fees	69	63
Supplies	35	38
Telephone and postage	87	85
Amortization of intangible assets	10	12
Other	132	88

Total non-interest expense	2,878	2,818

Loss before income taxes (benefit)	(115)	(6)
Income tax benefit	(44)	(9)

Net (loss) income	$(71)	$3

(Loss) earnings per common share	$(0.03)	$0.00

Weighted average number of common shares outstanding	2,290	1,309

See accompanying notes to unaudited consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Shareholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2007 and 2006

(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Total Shareholders’ Equity
Balance, January 1, 2006	$—	$80	$10,523	$(491)	$—	$10,112
Comprehensive loss:
Net income	—	—	3	—	—	3
Unrealized holding losses (net of tax benefit of $41)	—	—	—	(65)	—	(65)

Total comprehensive loss						(62)

Balance, June 30, 2006	$—	$80	$10,526	$(556)	$—	$10,050

Balance, January 1, 2007	$24	$9,942	$10,604	$(944)	$(902)	$18,724
Cumulative effect of a change in accounting principle upon the adoption of SFAS 157 and SFAS 159 (net of recognized tax benefit of $545 and reversal of unrecognized tax benefit of $292)	—	—	(858)	464	—	(394)
Comprehensive loss:
Net loss	—	—	(71)	—	—	(71)
Unrealized holding gains (net of tax expense of $11)	—	—	—	18	—	18

Total comprehensive loss						(53)

ESOP shares committed to be released (3,111 shares)	—	(2)	—	—	31	29

Balance, June 30, 2007	$24	$9,940	$9,675	$(462)	$(871)	$18,306

See accompanying notes to unaudited consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(71)	$3
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Amortization of premiums, net of accretion of discounts	(2)	7
Net change in trading securities	642	—
Gains on sale of securities available for sale	—	(51)
Loans originated for sale	(117)	(3,369)
Proceeds from sale of loans	182	3,428
Losses on sale of loans	—	8
Provision for loan losses	48	50
Depreciation and amortization	196	230
Loss on disposal of equipment	2	—
Net gains on sale of foreclosed property and assets	(2)	(18)
Non-cash ESOP expense	29	—
Income from bank-owned life insurance	(47)	(36)
Increase in prepaid pension expense	(34)	(14)
Amortization of intangible assets	10	12
Decrease (increase) in accrued interest receivable	287	(28)
Increase in other assets	(30)	(556)
(Decrease) increase in official checks and other liabilities	(15)	165

Net cash provided (used) by operating activities	1,078	(169)

Cash flows from investing activities:
Maturity of interest-bearing term deposits	4,000	—
Principal repayments on mortgage-backed securities held-to-maturity	594	1,926
Proceeds from sale of trading securities	35,949	—
Proceeds from sale of securities available for sale	—	1,061
Maturities and calls of securities held-to-maturity	47	44
Principal repayments on mortgage-backed securities available for sale	—	3,240
Purchases of securities held-to-maturity	(9,334)	—
Purchases of securities available for sale	—	(35)
Net increase in loans	(6,552)	(2,866)
Purchases of Federal Home Loan Bank stock	(501)	(590)
Proceeds from sale of Federal Home Loan Bank stock	808	658
Capitalized additions to foreclosed property	—	(7)
Proceeds from sale of foreclosed assets	62	68
Purchases of premises and equipment	(91)	(81)

Net cash provided by investing activities	24,982	3,418

Cash flows from financing activities:
Increase in deposits	2,800	2,503
Net decrease in short-term borrowings	(575)	(4,750)
Proceeds from long-term debt	—	4,000
Repayment of long-term debt	(5,876)	(3,572)
Increase in advance payments by borrowers for taxes and insurance	95	73
Stock subscriptions received	—	11,075

Net cash (used) provided by financing activities	(3,556)	9,329

Net change in cash and cash equivalents	22,504	12,578
Cash and cash equivalents at beginning of period	3,087	3,418

Cash and cash equivalents at end of period	$25,591	$15,996

Supplementary information:
Interest paid	$1,995	$1,893
Income taxes paid	2	—
Net loans transferred to foreclosed real estate	—	43

See accompanying notes to unaudited consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Seneca-Cayuga Bancorp, Inc. and its wholly owned subsidiary (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.

The unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the years ended December 31, 2006 and 2005, included in its Annual Report filed on Form 10-KSB dated March 27, 2007.

Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The consolidated financial statements at June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 include the accounts of the Seneca-Cayuga Bancorp, Inc., Seneca Falls Savings Bank (the “Bank”) and the Bank’s wholly-owned subsidiary, Seneca-Cayuga Personal Services, LLC. All intercompany balances and transactions have been eliminated in consolidation.

2.	Earnings (Loss) Per Share

Basic earnings (loss) per common share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. The common shares issued to Seneca Falls Savings Bank, MHC of 1,309,275 are assumed to be outstanding for all periods represented, consistent with the provisions of SFAS No. 128, Earnings per Share, pertaining to changes in capital structure. The 1,071,225 shares issued to the public are included in the weighted average common shares outstanding calculation since their issuance. Diluted earnings per common share is computed in a manner similar to basic earnings per share, except that the weighted average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Common stock equivalents may include restricted stock awards and stock options. The Company has not granted any restricted stock awards or stock options and, during the six months ended June 30, 2007 and 2006, had no potentially dilutive common stock equivalents. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released.

3.	Pension Benefits

The composition of net periodic benefit plan cost for the three and six months ended June 30 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Service cost	$50	$39	$100	$78
Interest cost	50	44	100	88
Expected return on assets	(85)	(74)	(170)	(148)
Amortization of unrecognized loss	10	12	20	24
Amortization of past service liability	3	2	6	4

Net periodic pension expense	$28	$23	$56	$46

The Company expects to contribute $102,000 to its pension plan in 2007. As of June 30, 2007, $55,000 had been contributed to the pension plan.

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

4.	Comprehensive Income (Loss)

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

The components of other comprehensive income (loss) and related tax effects for the three and six months ended June 30 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Gross change in unrealized losses on securities available for sale	$74	$(59)	$29	$(55)
Reclassification adjustment for gains included in net income	—	—	—	(51)

	74	(59)	29	(106)
Tax expense (benefit)	29	(23)	11	(41)

Other comprehensive income (loss)	$45	$(36)	$18	$(65)

5.	Fair Value Accounting

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

We have opted to adopt the provisions of SFAS 157 and SFAS 159 (the “new standards”) as of January 1, 2007. We began evaluating the potential impact of SFAS 157 and of SFAS 159 after the issuance of SFAS 159 in February 2007. The primary effect of SFAS 157 on the Company was to expand the required disclosures pertaining to the methods used to determine the fair values. Under SFAS 159, available-for-sale and held-to-maturity securities held at the date of adoption are eligible for the fair value option on that date. By adopting the new standards early, we are able to modify our balance sheet management strategies in the context of a broader use of fair value accounting. The factors influencing our decision to adopt the new standards early included:

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

For securities carried at fair value, interest and dividends earned are separately reported on the Statement of Operations.

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

The decision to sell the securities was made on April 17, 2007 based on the loss of value between March 31, 2007 and that date. The trading portfolio had recorded net gains of $315,000 on a pre-tax basis between January 1, 2007 and March 31, 2007. However, by April 17, 2007, we had estimated that the market value for these securities had declined by over $370,000. In addition, economic forecasts reflected increased uncertainty with regard to both the short-term and long-term interest rate futures, which implied that the interest rate yield curve would remain inverted indefinitely.

The sale resulted in the Company realizing a pre-tax net loss of $361,000. The proceeds of the purchase were used to:

•	purchase held-to-maturity securities that more closely match the repayment schedule of our FHLB amortizing borrowings and FHLB term advances totaling $13.4 million at March 31, 2007; and

•	purchase trading securities that maintain their economic value in a flat rate environment and are generally of a much shorter duration than the trading portfolio at March 31, 2007.

We purchased $9.3 million in CMOs and REMICs with projected cash flows closely aligned with our FHLB borrowings, which settled by May 31, 2007. These securities were classified as held-to-maturity and have an estimated weighted average duration of 1.59 years as compared to an average duration of 2.36 years for the trading portfolio at March 31, 2007. We have also purchased a $2.0 million CMO with an average life of 0.69 years that also settled by May 31, 2007 which is included in our trading portfolio. No other securities have been purchased through June 30, 2007.

For assets measured at fair value on a recurring basis, the fair value measurements used at June 30, 2007 are as follows:

		Fair Value Measurements at June 30, 2007
Description	June 30, 2007	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(in thousands)
Trading securities	$3,717	$3,717	$—	$—
Foreclosed assets	80	—	80	—
Bank-owned life insurance	2,856	2,856	—	—

Total	$6,653	$6,573	$80	$—

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

For assets measured at fair value on a nonrecurring basis, the fair value measurements used are as follows:

		Fair Value Measurements at June 30, 2007
	December 31, 2006	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(in thousands)
Amortized intangible assets:
Customer lists	$48	$—	$—	$41
Non-compete agreements	35	—	—	32
Goodwill	327	—	—	327

Total	$410	$—	$—	$400

Amortization of $10,000 was recorded for the intangible assets during the six months ended June 30, 2007 and was included as a component of other non-interest expense. The remaining intangible asset balance approximates the estimated value of the acquired customer lists and non-compete agreements based on the original sum of discounted cash flows over an estimated life of 112 months. The estimated fair value of goodwill used in connection with our impairment analysis is determined based upon the Agency’s projected discounted cash flows over the next ten years factoring in the Agency’s performance over the past five years.

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

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Information about the segments is presented in the following table for the period indicated:

	For the Three Months Ended June 30, 2007			For the Three Months Ended June 30, 2006
	Banking Activities	Insurance Activities	Total	Banking Activities	Insurance Activities	Total
	(in thousands)
Net interest income	$960	$—	$960	$937	$—	$937
Provision for loan losses	24	—	24	25	—	25

Net interest income after provision for loan losses	936	—	936	912	—	912
Other (loss) income	(63)	161	98	308	165	473
Compensation and benefits	(618)	(122)	(740)	(651)	(118)	(769)
Amortization of intangible assets	—	(5)	(5)	—	(6)	(6)
Other non-interest expense	(647)	(41)	(688)	(594)	(44)	(638)

Income before income taxes	(392)	(7)	(399)	(25)	(3)	(28)
Income tax (expense) benefit	151	—	151	14	1	15

Net (loss) income	$(241)	$(7)	$(248)	$(11)	$(2)	$(13)

	For the Six Months Ended June 30, 2007			For the Six Months Ended June 30, 2006
	Banking Activities	Insurance Activities	Total	Banking Activities	Insurance Activities	Total
	(in thousands)
Net interest income	$1,885	$—	$1,885	$1,845	$(8)	$1,837
Provision for loan losses	48	—	48	50	—	50

Net interest income after provision for loan losses	1,837	—	1,837	1,795	(8)	1,787
Other income	555	371	926	595	430	1,025
Compensation and benefits	(1,277)	(245)	(1,522)	(1,279)	(236)	(1,515)
Amortization of intangible assets	—	(10)	(10)	—	(12)	(12)
Other non-interest expense	(1,261)	(85)	(1,346)	(1,204)	(87)	(1,291)

Income before income taxes	(146)	31	(115)	(93)	87	(6)
Income tax (expense) benefit	59	(15)	44	25	(16)	9

Net (loss) income	$(87)	$16	$(71)	$(68)	$71	$3

Total assets	$148,813	$875	$149,688	$161,476	$822	$162,298

The following represents a reconciliation of the Company’s reported segment assets as of June 30:

	June 30,
	2007	2006
	(in thousands)
Total assets for reportable segments	$149,688	$162,298
Elimination of intercompany balances	(911)	(916)

Consolidated total	$148,777	$161,382

The accounting policies of each segment are the same as those described in the summary of significant accounting policies.

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

7.	Recent Accounting Pronouncements

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. The Company adopted the provisions of SFAS 156, as required, on January 1, 2007, with no impact on the Company’s consolidated financial position and results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The provisions of FIN 48 and FSP FIN 48-1 are effective for years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted the provisions of FIN 48 and FSP FIN 48-1, as required, on January 1, 2007, with no impact on the Company’s consolidated financial position and results of operations.

Seneca-Cayuga Bancorp, Inc.

Item 2 – Management’s Discussion and Analysis of Results of Operations and Financial Condition

General

Throughout the Management’s Discussion and Analysis (“MD&A”) the term, “the Company”, refers to the consolidated entity of Seneca-Cayuga Bancorp, Inc. (“Company”), Seneca Falls Savings Bank and Seneca-Cayuga Personal Services, LLC. Seneca-Cayuga Personal Services, LLC is a wholly owned subsidiary of Seneca Falls Savings Bank. At June 30, 2007, The Seneca Falls Savings Bank, MHC, the Company’s mutual holding company parent, whose activities are not included in the MD&A, held 55% of the Company’s common stock.

Forward-Looking Statements

This Quarterly Report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions including real estate values in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans, deposits, insurance and other financial products in the Company’s market areas and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

	For the Three Months Ended June 30,
	2007			2006
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$92,101	$1,416	6.15%	$81,155	$1,269	6.25%
Mortgage-backed securities	8,589	119	5.54	46,609	516	4.43
Trading securities	9,125	107	4.69	—	—	—
Other interest-earning assets	25,170	302	4.80	9,498	110	4.63

Total interest-earning assets	134,985	1,944	5.76	137,262	1,895	5.52

Non-interest-earning assets	12,747			15,048

Total assets	$147,732			$152,310

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits and escrow	$7,383	$5	0.27%	$7,175	$11	0.61%
Money market accounts	5,106	22	1.72	7,399	35	1.89
Savings accounts	45,902	253	2.20	50,510	269	2.13
Certificates of deposit	49,576	569	4.59	42,668	423	3.97

Total interest-bearing deposits	107,967	849	3.15	107,752	738	2.74
Borrowings	13,061	135	4.13	23,367	220	3.77

Total interest-bearing liabilities	121,028	984	3.25	131,119	958	2.92

Other non-interest-bearing liabilities	8,367			11,140

Total liabilities	129,395			142,259
Equity	18,337			10,051

Total liabilities and equity	$147,732			$152,310

Net interest income		$960			$937

Interest rate spread			2.51%			2.60%
Net interest-earning assets	$13,957			$6,143

Net interest margin			2.84%			2.73%
Average interest-earning assets to average interest-bearing liabilities		111.53%			104.69%

Seneca-Cayuga Bancorp, Inc.

	For the Six Months Ended June 30,
	2007			2006
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$90,634	$2,771	6.11%	$80,528	$2,517	6.25%
Mortgage-backed securities	6,112	169	5.53	47,881	1,042	4.35
Trading securities	24,435	546	4.47	—	—	—
Other interest-earning assets	15,249	364	4.77	8,802	182	4.14

Total interest-earning assets	136,430	3,850	5.64	137,211	3,741	5.45

Non-interest-earning assets	12,905			14,471

Total assets	$149,335			$151,682

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits and escrow	$7,107	$11	0.31%	$6,764	$19	0.56%
Money market accounts	5,309	45	1.70	7,558	68	1.80
Savings accounts	44,962	486	2.16	50,459	533	2.11
Certificates of deposit	49,666	1,129	4.55	42,214	825	3.91

Total interest-bearing deposits	107,044	1,671	3.12	106,995	1,445	2.70
Borrowings	14,534	294	4.05	24,502	459	3.75

Total interest-bearing liabilities	121,578	1,965	3.23	131,497	1,904	2.90

Other noninterest-bearing liabilities	9,290			10,074

Total liabilities	130,868			141,571
Equity	18,467			10,111

Total liabilities and equity	$149,335			$151,682

Net interest income		$1,885			$1,837

Interest rate spread			2.41%			2.55%
Net interest-earning assets	$14,852			$5,714

Net interest margin			2.76%			2.68%
Average interest-earning assets to average interest-bearing liabilities		112.22%			104.35%

Results of Operations for the Three Months Ended June 30, 2007 and 2006

General. Net loss increased $235,000 to $248,000 for the three months ended June 30, 2007 compared to $13,000 for the same period in the prior year. The increase was primarily attributable to a $375,000, or 79.3%, decrease in non-interest income offset by a $136,000 increased income tax benefit.

Net Interest Income. Net interest income increased $23,000, or 2.5%, to $960,000 for the three months ended June 30, 2007 from $937,000 for the three months ended June 30, 2006. The increase was due primarily to a $10.1 million, or 7.7%, decrease in average interest-bearing liabilities and a 24-basis point increase in the average yield on average interest-earning assets, offset partially by a $2.3 million, or 1.7%, decrease in average interest-earning assets and a 33-basis point increase in the cost of interest-bearing liabilities. The reason for the decreased average interest-bearing liabilities is that the proceeds from the stock offering completed in July 2006 were used to reduce borrowings as were cash flows from the securities portfolio.

Interest Income. Interest income increased $49,000 or 2.6%, and was $1.9 million for the three months ended June 30, 2007 and June 30, 2006, the result of loan growth offset by a net reduction in the average balance of securities and other interest-earning assets. Average interest-earning assets decreased $2.3 million, or 1.7%, to $135.0 million at June 30, 2007 from $137.3 million at June 30, 2006.

Seneca-Cayuga Bancorp, Inc.

Average loans increased $10.9 million, or 13.5%, to $92.1 million for the three months ended June 30, 2007 from $81.2 million for the three months ended June 30, 2006. Interest and fee income from loans increased $147,000, or 11.6%, to $1.4 million from $1.3 million quarter to quarter. Well over a third of loan originations for the three months ended June 30, 2007 were for residential properties, which continues to be our primary market. Automobile and mobile home originations represented approximately one-third of total loan originations for the same period, which is consistent with our business plan of diversifying our loan portfolio. The remaining loan production included commercial and other consumer loans.

With the adoption of SFAS 159, a significant portion of the mortgage-backed securities were transferred from our held-to-maturity and available-for-sale portfolios to the trading securities portfolio as reflected in the $38.0 million decrease in mortgage-backed security average balances and a $397,000 decrease in interest earned on mortgage-backed securities. All mortgage-backed securities and mortgage-backed bonds classified as trading securities were sold in April 2007 with proceeds of $35.9 million, resulting in a $361,000 net loss from the transaction. CMOs and REMICs, which are included in the mortgage-backed securities average balance, of $9.3 million were purchased during the quarter ended June 30, 2007 which partially offsets the effects of the SFAS 159 adoption. The yield on mortgage-backed securities increased 111 basis points, or 25.1%, to 5.54% for the quarter ended June 30, 2007 from 4.43% for the quarter ended June 30, 2006 primarily because the new securities purchased provided a higher yield than those moved to the trading securities portfolio. These remaining mortgage-backed securities have small remaining balances or have anticipated cash inflows consistent with payments due on our borrowings.

Other interest-earning assets increased $15.7 million, or 165.0%, to $25.2 million for the three months ended June 30, 2007 from $9.5 million for the three months ended June 30, 2006. A significant portion of the proceeds from the sale of the trading securities portfolio during the quarter ended June 30, 2007 remains in a cash account which accounts for the increase in the average balance. The yield earned on average other interest-earning assets increased 17 basis points to 4.80% for the three months ended June 30, 2007 from 4.63% for the three months ended June 30, 2006 as the portion of the average balance held in interest-bearing deposits increased significantly during the period and were earning a higher interest rate than the other assets included in this category.

Interest Expense. Interest expense increased $26,000, or 2.7%, to $984,000 for the three months ended June 30, 2007 from $958,000 for the three months ended June 30, 2006. The increase in interest expense resulted from an increase of $146,000, or 34.5% in certificates of deposit interest expense, offset partially by a $16,000, or 6.0%, decrease in savings accounts interest expense, a $13,000, or 37.1%, decrease in money market accounts interest expense and an $85,000, or 38.6%, decrease in borrowings interest expense.

The higher certificate of deposit interest expense is attributable to a $6.9 million, or 16.2%, increase in average certificates of deposit to $49.6 million for the three months ended June 30, 2007 from $42.7 million for the three months ended June 30, 2006 and a 62 basis point, or 15.9%, increase in the average certificates of deposit cost during the same comparable period, which was the result of offering higher certificate of deposit rates in 2007 as consumer preference shifted toward certificates of deposit, and the cost was favorable compared to alternative funding sources.

Savings interest expense decreased primarily due to a $4.6 million, or 9.1%, decrease in average savings outstanding to $45.9 million for the three months ended June 30, 2007 from $50.5 million for the three months ended June 30, 2006, which was a result of not increasing savings rates as the additional cost outweighed the benefits of retaining the balances.

Money market interest expense decreased primarily due to a $2.3 million, or 31.0%, decrease in average balances outstanding to $5.1 million for the three months ended June 30 2007 from $7.4 million for the three months ended June 30, 2006, which was the result our decision not to participate in a highly competitive market where higher rates are being paid primarily through brokerage firms.

The primary reason for the decreased borrowing expense is that the average borrowings decreased $10.3 million, or 44.1%, to $13.1 million for the three months ended June 30, 2007 from $23.4 million for the three months ended June 30, 2006. We have been reducing borrowings through application of cash flow from our mortgage-backed securities and by obtaining funds from deposit growth.

Seneca-Cayuga Bancorp, Inc.

Provision for Loan Losses. The provision for loan losses was $24,000 for the three months ended June 30, 2007 as compared to $25,000 for the three months ended June 30, 2006. Loans in non-accrual status that were included in loans receivable totaled $331,000 as of June 30, 2007 as compared to $376,000 at December 31, 2006.

Non-Interest Income. Non-interest income decreased $375,000, or 79.3%, to $98,000 for the three months ended June 30, 2007 from $473,000 for the three months ended June 30, 2006. The decrease is primarily due to a net loss of $360,000 realized on the sale of the trading securities portfolio during the quarter ended June 30, 2007. In addition, a net loss of $20,000 was realized on the value of the trading securities portfolio during the quarter ended June 30, 2007. There were no securities held in a trading portfolio during 2006.

Non-Interest Expense. Non-interest expense increased $20,000, or 1.4%, and was $1.4 million for the three months ended June 30, 2007 and the three months ended June 30, 2006. Increases of $13,000 in service charges as a result of higher volumes of check processing and electronic transactions, of $10,000 in telephone and postage expenses resulting in a higher volume of mail and an increased postage rate, of $32,000 in other expenses, primarily caused by other expenses for the three month period ended June 30, 2006 being offset by a $18,000 net gain on ORE sale which was not repeated during the three month period ended June 30, 2007, were partially offset by a $29,000 decrease in compensation and benefits, the result of reducing benefit costs, and a net reduction of $26,000 in all other non-interest expenses.

Income Taxes. Income tax benefit increased $136,000, or 906.7%, to $151,000 for the three months ended June 30, 2007 from $15,000 for the three months ended June 30, 2006. The effective tax benefit rate as 37.8% for the three months ended June 30, 2007 as compared to 53.6% for the same period in 2006. The effective tax benefit rate for the three months ended June 30, 2006 is relatively high in comparison to the statutory federal rate of 34.0% primarily because the Company’s non-taxable income derived from changes in the cash value of bank-owned life insurance policies was a greater percentage of the loss before income taxes.

Results of Operations for the Six Months Ended June 30, 2007 and 2006

General. Net income decreased $74,000, or 2,466.7%, to a loss of $71,000 for the six months ended June 30, 2007 compared to income of $3,000 for the six months ended June 30, 2006. The decrease was attributable to a $99,000 decrease in non-interest income and a $60,000 increase in non-interest expense, offset partially by increase of $48,000 in net-interest income.

Net Interest Income. Net interest income increased $48,000, or 2.6%, to $1.9 million for the six months ended June 30, 2007 from $1.8 million for the six months ended June 30, 2006. The increase was attributable to a 19 basis point increase in the yields earned on interest-earning assets, offset by a 33 basis point increase in cost of interest-bearing liabilities. The increased yield from interest-earning assets was primarily the result of higher yields earned on securities and interest-earning deposits following the security portfolio restructuring which took place during the quarter ended June 30, 2007. The higher costs of interest-bearing liabilities is primarily the result of the continued upward repricing of certificate of deposits offset partially by the reduction of average borrowings.

Interest Income. Interest income increased $109,000 or 2.9%, and was $3.9 million for the six months ended June 30, 2007 as compared to $3.7 million for the six months ended June 30, 2006, which is the result of loan growth at slightly lower rates and a net reduction in securities and other interest-earning assets with higher yields.

Average loans increased $10.1 million, or 12.6%, to $90.6 million for the six months ended June 30, 2007 from $80.5 million for the six months ended June 30, 2006. Interest and fee income from loans increased $254,000, or 10.1%, to $2.8 million from $2.5 million quarter to quarter with a 14 basis point decrease in the yield earned on loans. The decline in yield reflects the effects of the continued flat rate environment.

With the adoption of SFAS 159, a significant portion of the mortgage-backed securities were transferred from our held-to-maturity and available-for-sale portfolios to the trading securities portfolio as reflected in the $41.8 million decrease in mortgage-backed security average balances and a $873,000 decrease in interest earned on mortgage-backed securities. Mortgage-backed securities, including CMOs and REMICs, of $9.3 million were purchased during the quarter ended June 30, 2007 which partially offset the effects of the SFAS 159 adoption. The yield on mortgage-backed securities increased 118 basis points, or 27.1%, to 5.53% for the six months ended June 30, 2007

Seneca-Cayuga Bancorp, Inc.

from 4.35% for the six months ended June 30, 2006 primarily because the new securities purchased provided a higher yield than those moved to the trading securities portfolio. The remaining mortgage-backed securities have anticipated cash flows similar to a portion of our borrowings or have small remaining balances.

Average other interest-earning assets increased $6.4 million, or 73.2%, to $15.2 million for the six months ended June 30, 2007 from $8.8 million for the six months ended June 30, 2006. A significant portion of the proceeds from the sale of the trading securities portfolio during the quarter ended June 30, 2007 remains in an interest-bearing deposit account which accounts for the increase in the average balance. The yield earned on average other interest-earning assets increased 63 basis points to 4.77% for the six months ended June 30, 2007 from 4.14% for the six months ended June 30, 2006 as the portion of the average balance held in interest-bearing deposits increased significantly during the period which are earning a higher rate than the other assets included in this category.

Interest Expense. Interest expense increased $61,000, or 3.2%, to $2.0 million for the six months ended June 30, 2007 from $1.9 million for the six months ended June 30, 2006, which is primarily attributable to both an increase in certificates of deposit and their cost and an increase in borrowing costs, offset partially by a reduction in average balances of money market accounts, savings accounts and borrowings.

Average certificates of deposit increased $7.5 million, or 17.7%, to $49.7 million for the six months ended June 30, 2007 from $42.2 million for the six months ended June 30, 2006. During the same time period, the cost of certificates of deposit increased 64 basis points, or 16.4%, to 4.55% from 3.91%. The higher average balances and average cost are the result of offering higher certificate of deposit rates in 2007 as the cost was favorable compared to alternative funding sources.

Average money market accounts decreased $2.2 million, or 29.8%, to $5.3 million for the six months ended June 30, 2007 from $7.6 million for the six months ended June 30, 2006, and average savings accounts decreased $5.5 million, or 10.9%, to $45.0 million from $50.5 million during the same period. The decline in money market and savings accounts is the result of not increasing rates as the additional cost outweighed the benefits of retaining the balances.

Average borrowings decreased $10.0 million, or 40.7%, to $14.5 million for the six months ended June 30, 2007 from $24.5 million for the six months ended June 30, 2006, which is the result of repaying borrowings with operational cash flow and proceeds from our common stock offering in 2006.

Provision for Loan Losses. The provision for loan losses was $48,000 for the six months ended June 30, 2007 and $50,000 for the period ending June 30, 2006.

Non-Interest Income. Non-interest income decreased $99,000, or 9.7%, to $926,000 for the six months ended June 30, 2007 from $1.0 million for the six months ended June 30, 2006. For the six months ended June 30, 2007, net losses incurred from the sale of the trading securities portfolio was $360,000, which was offset partially by net gains on the trading securities portfolio of $295,000. For the six months ended June 30, 2006, a net gain of $51,000 was realized on the sale of securities available for sale. Absent the effects of these three items, non-interest income increased $17,000, or 1.8%.

Non-Interest Expense. Non-interest expense increased $60,000, or 2.1%, and was $2.9 million for the six months ended June 30, 2007 compared to $2.8 million for the six months ended June 30. 2006. The increase was the result of an $18,000 increase in service charges caused by increased transaction volume, a $13,000 increase in professional fees directly related to increased costs from the Company being public, a $44,000 increase in other expenses, primarily from increased costs associated with checking account losses and increased costs associated with ORE, offset by a net reduction of $14,000 in all other non-interest expenses.

Income Taxes. The income tax benefit increased $35,000, or 388.9%, to $44,000 for the six months ended June 30, 2007 from $9,000 for the six months ended June 30, 2006. The effective tax rate for the six months ended June 30, 2007 was 38.3%. The effective tax rate differs from the statutory federal rate of 34% for the six months ended June 30, 2007 primarily due to state income tax expense, partially offset by the Company’s non-taxable income derived from changes in the cash value of bank-owned life insurance.

Seneca-Cayuga Bancorp, Inc.

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

Assets. Total assets decreased by $4.0 million, or 2.6%, to $148.8 million at June 30, 2007 from $152.8 million at December 31, 2006 primarily due to decreases in total securities, offset by increases in cash and cash equivalents and loans receivable.

Cash and cash equivalents. Cash and cash equivalents increased by $22.5 million, or 729.0%, to $25.6 million at June 30, 2007 from $3.1 million at December 31, 2006, as a significant portion of the proceeds from the sale of the trading securities portfolio during the second quarter ended June 30, 2007 was retained in an interest-bearing deposit.

Trading securities. Trading securities were $3.7 million at June 30, 2007. There were no trading securities at December 31, 2006. These securities include an investment in a mutual fund that holds interests in adjustable rate mortgage-backed securities and a single REMIC collateralized by a pool of mortgage-backed securities. The REMIC was purchased during the second quarter. Since changes in the fair value of our trading securities will be reflected in our earnings, our earnings volatility may increase.

Securities. Securities decreased by $32.2 million, or 69.5%, to $14.2 million at June 30, 2007 from $46.4 million at December 31, 2006. The decrease is primarily attributable to the reclassification of available-for-sale and held-to-maturity securities totaling $40.3 million to the trading portfolio at March 31, 2007, of which $38.6 million were subsequently sold, with the early adoption of SFAS 157 and SFAS 159, the effects of which were partially offset by purchases of $9.3 million in securities held-to-maturity and by $1.2 million in security amortization, paydowns and changes in fair values for securities available-for-sale.

Loans Receivable. Loans receivable, including loans held for sale, increased by $6.4 million, or 7.3%, to $94.1 million at June 30, 2007 from $87.7 million at December 31, 2006. We limited our loan sales significantly during the six months ended June 30, 2007, selling $182,000 in residential mortgages, as compared to loans sales of $3.4 million during the six months ended June 30, 2006. We determined to maintain the newly originated mortgages as a strategy to increase yield on the Company’s interest-earning asset portfolio. In addition, we have focused more attention on growing our automobile and manufactured home loans, which have increased $2.8 million since December 31, 2006.

Deposits. Deposits increased by $2.8 million, or 2.5%, to $115.7 million at June 30, 2007 from $112.9 million at December 31, 2006. Most of the growth in deposits represented checking and IRA savings accounts, offset partially by a decrease in money market accounts and certificate of deposits.

Borrowings. Borrowings decreased by $6.5 million, or 33.9%, to $12.6 million at June 30, 2007 from $19.0 million at December 31, 2006. Borrowings were repaid primarily from the proceeds from a $4.0 million term deposit that matured during the first quarter of 2007 and from cash flows from securities.

Shareholders’ Equity. Total shareholders’ equity decreased $418,000, or 2.2%, to $18.3 million at June 30, 2007 from $18.7 at December 31, 2006. The net decrease was a primarily the result of a $858,000 cumulative effect adjustment to retained earnings representing net unrealized losses, net of taxes, on securities transferred from available-for-sale and held-to-maturity to trading securities upon the adoption of SFAS 157 and SFAS 159, of which $464,000 was a reclassification of net unrealized losses, net of taxes, on available-for-sale securities previously included as a component of other comprehensive loss, combined with the net loss of $71,000 for the six months ended June 30, 2007.

Seneca-Cayuga Bancorp, Inc.

Nonperforming Assets

The table below is a summary of the Company’s non-performing assets at the dates indicated:

	June 30, 2007	December 31, 2006
	(in thousands)
Non-accrual loans:
Real estate mortgages:
One- to-four-family	$124	$245
Multi-family	36	—
Non-residential	85	85
Home equity	86	46

Total non-accrual loans	$331	$376
Foreclosed assets, net	80	140

Total non-performing assets	$411	$516

Ratios:
Non-performing loans to total loans	0.35%	0.43%
Non-performing loans to total assets	0.22%	0.25%
Non-performing assets to total assets	0.28%	0.34%

At June 30, 2007, there were no other loans or other assets that were not disclosed in the table, where known information about the possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans in the future.

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

The Company has an agreement with the Federal Home Loan Bank that allows it to borrow up to $44.3 million. At June 30, 2007, the Company had outstanding advances and amortizing notes totaling $12.6 million. The Company also has a repurchase agreement with a correspondent bank providing an additional $10 million in liquidity, which is secured by the Company’s mortgage-backed securities. There were no advances outstanding under the repurchase agreement at June 30, 2007.

A significant decrease in deposits in the future could result in the Company having to seek other sources of funds for liquidity purposes. Such sources could include, but are not limited to, additional borrowings, trust preferred security offerings, brokered deposits, negotiated time deposits, the sale of trading securities, the sale of securitized loans, or the sale of whole loans. Such actions could result in higher interest expense costs and/or losses on the sale of securities or loans.

At June 30, 2007, the Company had loan commitments to borrowers of approximately $2.5 million and unused lines of credit of approximately $5.3 million. For the second quarter ended June 30, 2007, the Company originated loans of $7.2 million, as compared to $6.0 million of loans originated in the first quarter ended March 31, 2007. Proceeds from loans sold during the second quarter ended June 30, 2007 were $60,000 as compared to $122,000 for the first quarter ended March 31, 2007. There were no letters of credit outstanding at June 30, 2007.

Seneca-Cayuga Bancorp, Inc.

Time deposit accounts scheduled to mature within one year were $31.0 million at June 30, 2007. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with the Company. We are committed to maintaining a strong liquidity position; therefore, the Company monitors its liquidity position on a daily basis. The Company anticipates that it will have sufficient funds to meet its current funding commitments. The marginal cost of new funding however, whether from deposits or borrowings from the Federal Home Loan Bank, will be carefully considered as the Company monitors its liquidity needs. Therefore, in order to minimize its costs of funds, the Company may consider additional borrowings from the Federal Home Loan Bank in the future.

At June 30, 2007, the Seneca Falls Savings Bank (“Bank”) exceeded each of the applicable regulatory capital requirements. The Bank’s leverage (Tier 1) capital at June 30, 2007 was $16.2 million, or 11.0% of adjusted assets. In order to be classified as “well-capitalized” by the Office of Thrift Supervision (“OTS), the Bank is required to have Tier 1 capital of $7.4 million, or 5.0% of adjusted assets. To be classified as a well-capitalized bank by the OTS, the Bank must also have a total risk-based capital ratio of 10.0%. At June 30, 2007, the Bank had a total risk-based capital ratio of 20.5%.

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

Part II – Other Information

Item 1 – Legal Proceedings

At June 30, 2007, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3 – Defaults Upon Senior Securities

Not applicable.

Seneca-Cayuga Bancorp, Inc.

Item 4 – Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on May 21, 2007. The matters considered and voted on at the annual meeting and the vote of the stockholders was as follows:

Proposal No. 1

The election of directors, each for a three-year term.

	For	Withheld
Robert E. Kernan, Jr.	2,022,304	300
Marilyn Bero	2,022,304	300
Dr. Herbert R. Holden	2,022,304	300

Proposal No. 2

The ratification of the appointment of Beard Miller Company LLP as the independent registered public accounting firm for the Company for the year ending December 31, 2007.

	For	Against	Abstain
Number of Votes	2,022,604	—	—
Percentage of shares voted	100%	—%	—%

Item 5 – Other Information

Not applicable.

Item 6 – Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Seneca-Cayuga Bancorp, Inc.

Date: August 9, 2007	/s/ Robert E. Kernan, Jr.
Robert E. Kernan, Jr.
President and Chief Executive Officer

Date: August 9, 2007	/s/ Menzo D. Case
Menzo D. Case
Executive Vice President and Chief Financial Officer

Seneca-Cayuga Bancorp, Inc.

Index to Exhibits

Exhibit No.	Description	Page No.
31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer	27

31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer	28

32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer	29