Form 10QSB
period 2007-09-30
Seneca-Cayuga Bancorp, Inc.
filed 2007-11-09
CIK 1356261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)    ☐  Yes  ☒    No

State the number of shares outstanding of each class of issuer’s classes of common stock as of the last practicable date:

Class	Outstanding at November 9, 2007
Common Stock, par value $0.01	2,380,500

Transitional Small Business Disclosure Format (Check one):    ☐  Yes    ☒  No

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except per share data)

	September 30, 2007	December 31, 2006
Assets
Cash and due from banks	$4,083	$3,026
Interest-bearing deposits in banks	9,937	61

Cash and cash equivalents	14,020	3,087
Interest-bearing term deposits	—	4,000
Trading securities	5,747	—
Securities available for sale	2,971	22,667
Securities held to maturity (fair value 2007 - $14,324 and 2006 - $23,155)	14,220	23,719
Loans held for sale	—	65
Loans receivable, net of allowance for loan losses (2007 - $445 and 2006 - $391)	100,169	87,622
Federal Home Loan Bank of New York stock, at cost	1,067	1,417
Premises and equipment, net	4,246	4,378
Foreclosed assets	30	140
Bank-owned life insurance	2,877	2,809
Prepaid pension expense	509	499
Intangible assets, net and goodwill	395	410
Accrued interest receivable	584	773
Other assets	1,527	1,180

Total assets	$148,362	$152,766

Liabilities and Shareholders’ equity

Liabilities
Non-interest bearing deposits	$9,678	$8,706
Interest-bearing deposits	105,884	104,219

Total deposits	115,562	112,925
Short-term borrowings	—	575
Long-term debt	11,615	18,431
Advances from borrowers for taxes and insurance	146	603
Official checks	2,101	920
Other liabilities	552	588

Total liabilities	129,976	134,042

Commitments and contingencies

Shareholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 9,000,000 shares authorized, 2,380,500 shares issued and outstanding	24	24
Additional paid-in-capital	9,938	9,942
Retained earnings	9,734	10,604
Accumulated other comprehensive loss	(455)	(944)
Unearned ESOP shares, at cost	(855)	(902)

Total shareholders’ equity	18,386	18,724

Total liabilities and shareholders’ equity	$148,362	$152,766

See accompanying notes to unaudited consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands)

	For the three months ended Sept 30,
	2007	2006
Interest and dividend income:
Loans, including fees	$1,512	$1,280
Debt securities:
Mortgage-backed	161	488
Taxable	—	26
Tax-exempt	2	2
Trading securities	61	—
Other	272	128

Total interest and dividend income	2,008	1,924

Interest expense:
Deposits	837	750
Short-term borrowings	2	20
Long-term debt	124	173

Total interest expense	963	943

Net interest income	1,045	981
Provision for loan losses	24	20

Net interest income after provision for loan losses	1,021	961

Non-interest income:
Banking fees and service charges	268	258
Insurance commissions	169	170
Mortgage banking income, net	28	42
Net gain on trading securities	3	—
Other	21	29

Total non-interest income	489	499

Non-interest expense:
Compensation and benefits	759	780
Occupancy and equipment expenses	225	240
Service charges	109	106
Professional fees	83	77
Advertising	92	84
Directors fees	36	33
Supplies	18	16
Telephone and postage	44	44
Amortization of intangible assets	5	7
Other	65	72

Total non-interest expense	1,436	1,459

Income before income taxes	74	1
Income tax expense	15	2

Net income (loss)	$59	$(1)

Earnings per common share	$0.03	$0.00

Weighted average number of common shares outstanding	2,294	2,192

See accompanying notes to unaudited consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands)

	For the nine months ended Sept 30,
	2007	2006
Interest and dividend income:
Loans, including fees	$4,283	$3,797
Debt securities:
Mortgage-backed	330	1,530
Taxable	—	77
Tax-exempt	5	7
Trading securities	607	—
Other	633	254

Total interest and dividend income	5,858	5,665

Interest expense:
Deposits	2,508	2,195
Short-term borrowings	9	143
Long-term debt	411	509

Total interest expense	2,928	2,847

Net interest income	2,930	2,818
Provision for loan losses	72	70

Net interest income after provision for loan losses	2,858	2,748

Non-interest income:
Banking fees and service charges	775	759
Insurance commissions	540	549
Mortgage banking income, net	86	85
Net loss on trading securities	(62)	—
Gain on sale of securities available for sale	—	51
Other	76	80

Total non-interest income	1,415	1,524

Non-interest expense:
Compensation and benefits	2,281	2,295
Occupancy and equipment expenses	711	744
Service charges	326	305
Professional fees	224	205
Advertising	271	270
Directors fees	105	96
Supplies	53	54
Telephone and postage	131	129
Amortization of intangible assets	15	18
Other	197	161

Total non-interest expense	4,314	4,277

Loss before income tax benefit	(41)	(5)
Income tax benefit	(29)	(7)

Net (loss) income	$(12)	$2

(Loss) earnings per common share	$(0.01)	$0.00

Weighted average number of common shares outstanding	2,293	1,607

See accompanying notes to unaudited consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Shareholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2007 and 2006

(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Total Shareholders’ Equity
Balance, January 1, 2006	$—	$80	$10,523	$(491)	$—	$10,112

Comprehensive income:
Net income	—	—	2	—	—	2
Unrealized holding gains (net of $72 tax expense)	—	—	—	112	—	112

Total comprehensive income						114

Shares issued in public offering	24	9,867	—	—	—	9,891

Shares purchased by ESOP	—	—	—	—	(933)	(933)

ESOP shares committed to be released	—	—	—	—	16	16

Balance, September 30, 2006	$24	$9,947	$10,525	$(379)	$(917)	$19,200

Balance, January 1, 2007	$24	$9,942	$10,604	$(944)	$(902)	$18,724

Cumulative effect of a change in accounting principle upon the adoption of SFAS 157 and SFAS 159 (net of recognized tax benefit of $545 and reversal of unrecognized tax benefit of $292)	—	—	(858)	464	—	(394)

Comprehensive income:
Net loss	—	—	(12)	—	—	(12)
Unrealized holding gains (net of $14 tax expense)	—	—	—	25	—	25

Total comprehensive income						13

ESOP shares committed to be released (4,666 shares)	—	(4)	—	—	47	43

Balance, September 30, 2007	$24	$9,938	$9,734	$(455)	$(855)	$18,386

See accompanying notes to unaudited consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the nine months ended Sept 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(12)	$2
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net (accretion) amortization of discounts and premiums	(4)	10
Net loss in trading securities	62	—
Gains on sale of securities available for sale	—	(51)
Loans originated for sale	(117)	(5,888)
Proceeds from sale of loans	182	5,963
Gains on sale of loans	—	(8)
Provision for loan losses	72	70
Depreciation and amortization	281	345
Net (gains) losses on sale of foreclosed property and assets	3	(18)
Non-cash ESOP expense	43	16
Income from bank-owned life insurance	(68)	(56)
Increase in prepaid pension expense	(10)	(223)
Amortization of intangible assets	15	18
Decrease (increase) in accrued interest receivable	189	(70)
Increase in other assets	(113)	(22)
Increase in official checks and other liabilities	1,145	1,275

Net cash provided by operating activities	1,669	1,363

Cash flows from investing activities:
Maturity (purchase) of interest-bearing term deposits	4,000	(4,000)
Principal repayments on mortgage-backed securities held-to-maturity	1,359	2,815
Principal repayments on trading securities	3,292	—
Proceeds from sale of trading securities	35,950	—
Proceeds from sale of securities available for sale	—	1,061
Maturities and calls of securities held-to-maturity	57	49
Principal repayments on mortgage-backed securities available for sale	—	5,107
Purchases of securities held-to-maturity	(11,815)	—
Purchases of securities available for sale	(1,313)	(55)
Purchases of trading securities	(4,743)	—
Net increase in loans	(12,649)	(5,833)
Purchases of Federal Home Loan Bank stock	(774)	(1,216)
Proceeds from sale of Federal Home Loan Bank stock	1,124	1,303
Purchase of bank-owned life insurance	—	(600)
Proceeds from sale of foreclosed assets	139	68
Purchases of premises and equipment	(151)	(104)

Net cash provided (used) by investing activities	14,475	(1,405)

Cash flows from financing activities:
Increase (decrease) in deposits	2,637	(503)
Net decrease in short-term borrowings	(575)	(7,900)
Proceeds from long-term debt	—	5,000
Repayment of long-term debt	(6,816)	(4,412)
Decrease in advance payments by borrowers for taxes and insurance	(457)	(426)
Net proceeds from common stock offering	—	9,891
Purchase of shares for Employee Stock Ownership Program	—	(933)

Net cash (used) provided by financing activities	(5,211)	717

Net change in cash and cash equivalents	10,933	675
Cash and cash equivalents at beginning of period	3,087	3,418

Cash and cash equivalents at end of period	$14,020	$4,093

Supplementary information:
Interest paid	$2,962	$2,858
Income taxes paid	3	—
Net loans transferred to foreclosed real estate	30	190

See accompanying notes to unaudited consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Seneca-Cayuga Bancorp, Inc. and its wholly owned subsidiary (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included.

The unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the years ended December 31, 2006 and 2005, included in its Annual Report filed on Form 10-KSB dated March 27, 2007.

Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The consolidated financial statements at September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 include the accounts of Seneca-Cayuga Bancorp, Inc., Seneca Falls Savings Bank (the “Bank”) and the Bank’s wholly-owned subsidiary, Seneca-Cayuga Personal Services, LLC. All intercompany balances and transactions have been eliminated in consolidation.

2.	Earnings (Loss) Per Share

Basic earnings (loss) per common share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. The common shares issued to Seneca Falls Savings Bank, MHC of 1,309,275 are assumed to be outstanding for all periods presented, consistent with the provisions of SFAS No. 128, Earnings per Share, pertaining to changes in capital structure. The 1,071,225 shares issued to the public are included in the weighted average common shares outstanding calculation since their issuance. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released. The Company has not granted any restricted stock awards or stock options and, during the nine months ended September 30, 2007 and 2006, had no potentially dilutive common stock equivalents.

3.	Pension Benefits

The composition of net periodic benefit plan cost for is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Service cost	$50	$39	$150	$117
Interest cost	50	44	150	132
Expected return on assets	(85)	(74)	(255)	(222)
Amortization of unrecognized loss	10	12	30	36
Amortization of past service liability	3	2	9	6

Net periodic pension expense	$28	$23	$84	$69

The Company expects to contribute $102,000 to its pension plan in 2007. As of September 30, 2007, $55,000 had been contributed to the pension plan.

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

4.	Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the statement of financial condition, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Gross change in unrealized losses on securities available for sale	$10	$290	$39	$235
Reclassification adjustment for gains included in net income	—	—	—	(51)

	10	290	39	184
Tax expense	3	113	14	72

Other comprehensive income	$7	$177	$25	$112

5.	Fair Value Accounting

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 85, 2007, and for interim periods within those fiscal years.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment to FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The purpose of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective January 1, 2008. SFAS 159 provides for early adoption for fiscal years beginning after November 85, 2007, provided:

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

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

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

Under the new standards, the use of fair value is specifically prohibited for our deposits. As our deposits represent a very significant portion of our liabilities, we determined that to use fair value for most of our assets was not appropriate, as we would be measuring assets and liabilities differently and the overall presentation would not fairly present our financial position. As our investment portfolio is utilized to address interest rate management objectives, we elected fair value for most of our securities portfolio. Upon adoption of the new standards, the remaining securities for which the use of fair value reporting was not elected included our investment in a large cap equity fund carried in our available-for-sale portfolio, several mortgage-backed securities held to maturity and our municipal bonds held-to-maturity. The large cap equity fund is held by the Holding Company and is maintained to provide sufficient income to cover the Holding Company’s expenses rather than to address specific interest rate management objectives. The mortgage-backed securities held-to-maturity either have very small balances, are pledged as collateral against a specific borrowing, or have projected cash flows that are closely aligned with anticipated cash flows from borrowings. The municipal bonds are pledged as collateral against a specific borrowing.

Our objective is to more actively trade securities and remove longer term and lower yielding securities and replace them with new securities of different types with shorter terms. The new securities will be included in our trading portfolio to the extent they are not aligned with anticipated cash flows from borrowings. We may also sell a portion of the trading portfolio and use the proceeds to fund loan originations or to purchase loans. At September 30, 2007, the securities held-to-maturity exceeds the balance of long-term debt by $2.6 million. We anticipate the rate at which our securities held-to-maturity prepay to increase as the rates are reduced. As a result, it is likely that the balance of securities held-to-maturity will generally exceed the balance of long term debt to compensate for the uncertainty of principal cash flows from the securities held-to-maturity. We purchased $1.3 million in mortgage-backed securities during the three months ended September 30, 2007 to meet balance sheet management objectives.

The following table is a summary of the securities transferred to trading upon the early adoption of the new standards at January 1, 2007:

	Amortized Cost	Pre-tax Loss Upon the Adoption of the New Standards	Fair Value
	(in thousands)
Securities transferred to trading securities from:
Securities available for sale:
Mortgage-backed securities	$20,077	$(713)	$19,364
Equity securities	1,732	(48)	1,684

Subtotal	21,809	(761)	21,048

Securities held-to-maturity:
U.S. Government and federal agency obligations	2,500	(52)	2,448
Mortgage-backed securities	17,401	(590)	16,811

Subtotal	19,901	(642)	19,259

Total securities transferred to trading	$41,710	$(1,403)	$40,307

The cumulative effect adjustment recorded in retained earnings at January 1, 2007 is as follows:

Pre-tax loss upon the adoption of the new standards	$(1,403)
Tax effect	545

Net of tax amount recorded as an adjustment to retained earnings	$(858)

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Upon the adoption of the new standards at January 1, 2007, an additional $249,000 was recorded as a deferred tax related to the unrealized net loss on trading securities.

For trading securities, interest and dividends earned are separately reported on the Statement of Operations.

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

For assets measured at fair value on a recurring basis, the fair value measurements used are as follows:

		Fair Value Measurements at September 30, 2007
Description	September 30, 2007	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(in thousands)
Trading securities	$5,747	$5,747	$—	$—
Securities available-for-sale	2,971	2,971	—	—
Foreclosed assets	30	—	30	—

Total	$8,748	$8,718	$30	$—

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

For assets measured at fair value on a nonrecurring basis, the fair value measurements used are as follows:

		Fair Value Measurements at September 30, 2007
	December 31, 2006	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(in thousands)
Amortized intangible assets:
Customer lists	$48	$—	$—	$38
Non-compete agreements	35	—	—	30
Goodwill	327	—	—	327

Total	$410	$—	$—	$395

Amortization of $15,000 was recorded for the intangible assets during the nine months ended September 30, 2007 and was included as a component of other non-interest expense. The remaining intangible asset balance approximates the estimated value of the acquired customer lists and non-compete agreements based on the original sum of discounted cash flows over an estimated life of 112 months. The estimated fair value of goodwill used in connection with our impairment analysis is determined based upon the Agency’s projected discounted cash flows over the next ten years factoring in the Agency’s performance over the past five years.

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

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Information about the segments is presented in the following table for the period indicated:

	For the Three Months Ended September 30, 2007			For the Three Months Ended September 30, 2006
	Banking Activities	Insurance Activities	Total	Banking Activities	Insurance Activities	Total
	(in thousands)
Net interest income	$1,045	$—	$1,045	$981	$—	$981
Provision for loan losses	24	—	24	20	—	20

Net interest income after provision for loan losses	1,021	—	1,021	961	—	961
Other income	320	169	489	329	170	499
Compensation and benefits	(643)	(116)	(759)	(662)	(118)	(780)
Amortization of intangible assets	—	(5)	(5)	—	(7)	(7)
Other non-interest expense	(638)	(34)	(672)	(625)	(47)	(672)

Income (loss) before income taxes	60	14	74	3	(2)	1
Income tax (expense) benefit	(9)	(6)	(15)	(4)	2	(2)

Net income (loss)	$51	$8	$59	$(1)	$—	$(1)

	For the Nine Months Ended September 30, 2007			For the Nine Months Ended September 30, 2006
	Banking Activities	Insurance Activities	Total	Banking Activities	Insurance Activities	Total
	(in thousands)
Net interest income	$2,930	$—	$2,930	$2,826	$(8)	$2,818
Provision for loan losses	72	—	72	70	—	70

Net interest income after provision for loan losses	2,858	—	2,858	2,756	(8)	2,748
Other income	875	540	1,415	924	600	1,524
Compensation and benefits	(1,920)	(361)	(2,281)	(1,941)	(354)	(2,295)
Amortization of intangible assets	—	(15)	(15)	—	(18)	(18)
Other non-interest expense	(1,899)	(119)	(2,018)	(1,829)	(135)	(1,964)

Income (loss) before income taxes	(86)	45	(41)	(90)	85	(5)
Income tax benefit (expense)	50	(21)	29	21	(14)	7

Net (loss) income	$(36)	$24	$(12)	$(69)	$71	$2

Total assets	$148,333	$814	$149,147	$153,233	$755	$153,988

The following represents a reconciliation of the Company’s reported segment assets:

	September 30,
	2007	2006
	(in thousands)
Total assets for reportable segments	$149,147	$153,988
Elimination of intercompany balances	(785)	(775)

Consolidated total	$148,362	$153,213

The accounting policies of each segment are the same as those described in the summary of significant accounting policies.

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

7.	Recent Accounting Pronouncements

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

Seneca-Cayuga Bancorp, Inc.

Item 2 – Management’s Discussion and Analysis of Results of Operations and Financial Condition

General

Throughout the Management’s Discussion and Analysis (“MD&A”) the term, “the Company”, refers to the consolidated entity of Seneca-Cayuga Bancorp, Inc. (“Company”), Seneca Falls Savings Bank and Seneca-Cayuga Personal Services, LLC. Seneca-Cayuga Personal Services, LLC is a wholly owned subsidiary of Seneca Falls Savings Bank. At September 30, 2007, The Seneca Falls Savings Bank, MHC, the Company’s mutual holding company parent, whose activities are not included in the MD&A, held 55% of the Company’s common stock.

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

Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. We consider a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective, as it requires material estimates by management that may be susceptible to significant change based on changes in economic and real estate market conditions.

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

	For the Three Months Ended September 30,
	2007			2006
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$96,586	$1,512	6.26%	$83,543	$1,280	6.13%
Mortgage-backed securities	12,290	161	5.24	44,215	488	4.41
Trading securities	4,745	61	5.14	—	—	—
Other interest-earning assets	21,421	274	5.12	13,682	156	4.56

Total interest-earning assets	135,042	2,008	5.95	141,440	1,924	5.44

Non-interest-earning assets	12,807			13,509

Total assets	$147,849			$154,949

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits and escrow	$7,765	$6	0.31%	$7,280	$9	0.49%
Money market accounts	5,145	24	1.87	6,549	32	1.95
Savings accounts	46,728	269	2.30	48,018	265	2.21
Certificates of deposit	46,731	538	4.61	43,133	444	4.12

Total interest-bearing deposits	106,369	837	3.15	104,980	750	2.86
Borrowings	12,092	126	4.17	20,447	193	3.78

Total interest-bearing liabilities	118,461	963	3.25	125,427	943	3.01

Other non-interest-bearing liabilities	11,074			11,346

Total liabilities	129,535			136,773
Equity	18,314			18,176

Total liabilities and equity	$147,849			$154,949

Net interest income		$1,045			$981

Interest rate spread			2.70%			2.43%
Net interest-earning assets	$16,581			$16,013

Net interest margin			3.10%			2.77%
Average interest-earning assets to average interest-bearing liabilities		114.00%			112.77%

Seneca-Cayuga Bancorp, Inc.

	For the Nine Months Ended September 30,
	2007			2006
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$92,618	$4,283	6.17%	$81,533	$3,797	6.21%
Mortgage-backed securities	8,149	330	5.40	46,659	1,530	4.37
Trading securities	17,872	607	4.53	—	—	—
Other interest-earning assets	17,306	638	4.92	11,266	338	4.00

Total interest-earning assets	135,945	5,858	5.75	139,458	5,665	5.42

Non-interest-earning assets	12,895			13,313

Total assets	$148,840			$152,771

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits and escrow	$7,327	$17	0.31%	$6,936	$29	0.56%
Money market accounts	5,255	69	1.75	7,222	99	1.83
Savings accounts	45,551	755	2.21	49,646	798	2.14
Certificates of deposit	48,688	1,667	4.57	42,520	1,269	3.98

Total interest-bearing deposits	106,821	2,508	3.13	106,324	2,195	2.75
Borrowings	13,720	420	4.08	23,150	652	3.76

Total interest-bearing liabilities	120,541	2,928	3.24	129,474	2,847	2.93

Other non-interest-bearing liabilities	9,883			10,497

Total liabilities	130,424			139,971
Equity	18,416			12,800

Total liabilities and equity	$148,840			$152,771

Net interest income		$2,930			$2,818

Interest rate spread			2.51%			2.49%
Net interest-earning assets	$15,404			$9,984

Net interest margin			2.87%			2.69%
Average interest-earning assets to average interest-bearing liabilities		112.78%			107.71%

Results of Operations for the Three Months Ended September 30, 2007 and 2006

General. Net income increased $60,000 to $59,000 for the three months ended September 30, 2007 compared to a net loss of $1,000 for the same period in the prior year. The increase was primarily attributable to a $64,000 increase in our net interest income and a $23,000 decrease in non-interest expense, offset partially by a $4,000 increase in the provision for loan losses, a decrease in non-interest income of $10,000 and a $13,000 increase in income tax expense.

Net Interest Income. Net interest income increased $64,000, or 6.5%, to $1.0 million for the three months ended September 30, 2007 from $981,000 for the three months ended September 30, 2006. The increase was due primarily to a $7.0 million, or 5.6%, decrease in average interest-bearing liabilities and a 51-basis point increase in the average yield on average interest-earning assets, offset partially by a $6.4 million, or 4.5%, decrease in average interest-earning assets and a 24-basis point increase in the cost of interest-bearing liabilities. The reason for the decreased average interest-bearing assets and liabilities is that borrowings were repaid primarily from security cash flows.

Interest Income. Interest income increased $84,000, or 4.4%, to $2.0 million for the three months ended September 30, 2007 from $1.9 million for the three months ended September 30, 2006, the result of an increase in average yield as well as loan growth offset by a net reduction in the average balance of securities and other interest-earning assets. Average interest-earning assets decreased $6.4 million, or 4.5%, to $135.0 million at September 30, 2007 from $141.4 million at September 30, 2006.

Seneca-Cayuga Bancorp, Inc.

Average loans increased $13.0 million, or 15.6%, to $96.6 million for the three months ended September 30, 2007 from $83.5 million for the three months ended September 30, 2006. Interest and fee income from loans increased $232,000, or 18.1%, to $1.5 million from $1.3 million for the same period. Just over half of loan originations for the three months ended September 30, 2007 were for residential properties, including construction loans, which continue to be our primary market. Automobile and mobile home originations represented approximately one-fourth of total loan originations for the same period, which is consistent with our business plan of diversifying our loan portfolio. The remaining loan production included commercial and other consumer loans.

With the adoption of SFAS 159, a significant portion of the mortgage-backed securities were transferred from our held-to-maturity and available-for-sale portfolios to the trading securities portfolio. Mortgage-backed securities, including CMOs and REMICs, of $13.1 million were purchased during the second and third quarters, which partially offset the effects of the SFAS 159 adoption. The yield on mortgage-backed securities increased 83 basis points, or 18.8%, to 5.24% for the quarter ended September 30, 2007 from 4.41% for the quarter ended September 30, 2006 primarily because the new securities purchased provided a higher yield than those moved to the trading securities portfolio.

All mortgage-backed securities and mortgage-backed bonds classified as trading securities at March 31, 2007 were sold in April 2007. There have been no further sales of trading securities. We purchased $4.7 million in trading securities during the second and third quarters, which have shorter terms and higher yields than trading securities sold. We did not have a trading portfolio for the three months ended September 30, 2006.

Other interest-earning assets increased $7.7 million, or 56.6%, to $21.4 million for the three months ended September 30, 2007 from $13.7 million for the three months ended September 30, 2006. A significant portion of the proceeds from the sale of the trading securities portfolio during the quarter ended June 30, 2007 remains in a cash account which accounts for the increase in the average balance. The yield earned on average other interest-earning assets increased 56 basis points to 5.12% for the three months ended September 30, 2007 from 4.56% for the three months ended September 30, 2006 as the portion of the average balance held in interest-bearing deposits increased significantly during the period and are earning a higher interest rate than previously.

Interest Expense. Interest expense increased $20,000, or 2.1%, to $963,000 for the three months ended September 30, 2007 from $943,000 for the three months ended September 30, 2006. The increase in interest expense resulted from an increase of $94,000, or 21.2%, in certificates of deposit interest expense, an increase of $4,000, or 1.5%, in savings accounts interest expense, offset partially by a decrease of $11,000, or 26.8%, in interest-bearing demand, escrow and money market accounts interest expense and a $67,000, or 34.7%, decrease in borrowings interest expense.

The higher certificate of deposit interest expense is attributable to a $3.6 million, or 8.3%, increase in average certificates of deposit to $46.7 million for the three months ended September 30, 2007 from $43.1 million for the three months ended September 30, 2006 and a 49 basis point, or 11.9%, increase in the average certificates of deposit cost during the same comparable period, which was the result of offering higher certificate of deposit rates in 2007 as consumer preference shifted toward certificates of deposit, and the cost was favorable compared to alternative funding sources.

Savings interest expense increased by $4,000, or 1.5%, even though there was a $1.3 million, or 2.7%, decrease in average savings outstanding balance to $46.7 million for the three months ended September 30, 2007 from $48.0 million for the three months ended September 30, 2006. The increased savings interest expense is due to growth in our higher yielding IRA savings offset by a decrease in our traditional savings products.

Money market interest expense decreased primarily due to a $1.4 million, or 21.4%, decrease in average balances outstanding to $5.1 million for the three months ended September 30 2007 from $6.5 million for the three months ended September 30, 2006, which was the result of our decision not to participate in a highly competitive market where higher rates are being paid primarily through brokerage firms.

The primary reason for the decreased borrowing expense is that the average borrowings decreased $8.4 million, or 40.9%, to $12.1 million for the three months ended September 30, 2007 from $20.4 million for the three months ended September 30, 2006. We have been reducing borrowings through application of cash flow from our mortgage-backed securities and by obtaining funds from deposit growth.

Seneca-Cayuga Bancorp, Inc.

Provision for Loan Losses. The provision for loan losses was $24,000 for the three months ended September 30, 2007 as compared to $20,000 for the three months ended September 30, 2006. Loans in non-accrual status that were included in loans receivable totaled $519,000 as of September 30, 2007 as compared to $376,000 at December 31, 2006.

Non-Interest Income. Non-interest income decreased $10,000, or 2.0%, to $489,000 for the three months ended September 30, 2007 from $499,000 for the three months ended September 30, 2006. The decrease is primarily due to a decrease in mortgage banking income of $14,000 and a loss of $9,000 in rental income, which were partially offset by an increase of $10,000 in banking fees and service charges and a $3,000 net gain on trading securities. Mortgage banking income declined, as we did not sell any loans during the quarter ended September 30, 2007. Rental income was being earned from a property held for branch development, and we demolished the building during the quarter ended September 30, 2007. Banking fees and service charges increased as check volume and ATM card activity increased during the quarter.

Non-Interest Expense. Non-interest expense decreased $23,000, or 1.6%, to $1.4 million for the three months ended September 30, 2007 from $1.5 million for the three months ended September 30, 2006. Compensation and benefits decreased $21,000, or 2.7%, to $759,000 for the three months ended September 30, 2007 from $780,000 for the three months ended September 30, 2006 due to a reduction of staff. Occupancy and equipment expenses decreased $15,000, or 6.3%, to $225,000 for the three months ended September 30, 2007 from $240,000 for the three months ended September 30, 2006 as depreciation expense was less as some of the buildings and equipment had been fully depreciated.

Income Taxes. Income tax expense increased $13,000 to $15,000 for the three months ended September 30, 2007 from $2,000 for the three months ended September 30, 2006. The increase in expense is the direct result of higher levels of pre-tax income. The reason that income tax effective rate differs from the statutory rate is primarily because the Company is subject to a New York State minimum tax based on average assets.

Results of Operations for the Nine Months Ended September 30, 2007 and 2006

General. Net income decreased $14,000 to a net loss of $12,000 for the nine months ended September 30, 2007 compared to income of $2,000 for the nine months ended September 30, 2006. The decrease was attributable to a $109,000 decrease in non-interest income, a $37,000 increase in non-interest expense, offset partially by an increase of $112,000 in net interest income and a $22,000 increase in income tax benefit.

Net Interest Income. Net interest income increased $112,000, or 4.0%, to $2.9 million for the nine months ended September 30, 2007 from $2.8 million for the nine months ended September 30, 2006. The increase was attributable to a $8.9 million, or 6.9%, decrease in average interest-bearing liabilities to $120.5 million for the nine months ended September 30, 2007 from $129.5 million for the nine months ended September 30, 2006 funded by a $5.6 million, or 43.9%, increase in average equity and a $3.5 million decrease in average interest-earning assets during the same period. Interest-bearing liabilities decreased primarily due to the repayment of borrowings from proceeds from the Company’s stock offering and cash flows from mortgage-backed securities.

Interest Income. Interest income increased $193,000 or 3.4%, and was $5.9 million for the nine months ended September 30, 2007 as compared to $5.7 million for the nine months ended September 30, 2006, which is the result of loan growth and higher yields earned on securities and other interest-earning assets, partially offset by a net decrease in the average balance of mortgage-backed securities.

Average loans increased $11.1 million, or 13.6%, to $92.6 million for the nine months ended September 30, 2007 from $81.5 million for the nine months ended September 30, 2006, and interest and fee income from loans increased $486,000, or 12.8%, to $4.3 million from $3.8 million during the same respective periods. The yield earned on loans decreased 4 basis points reflecting the effects of the continued flat rate environment.

Seneca-Cayuga Bancorp, Inc.

With the adoption of SFAS 159, a significant portion of the mortgage-backed securities were transferred from our held-to-maturity and available-for-sale portfolios to the trading securities portfolio and sold in April 2007. Mortgage-backed securities, including CMOs and REMICs, of $13.1 million were purchased following the adoption of SFAS 159, which partially offset the effects of the SFAS 159 adoption. The yield on mortgage-backed securities increased 103 basis points to 5.40% for the nine months ended September 30, 2007 from 4.37% for the nine months ended September 30, 2006 primarily because the new securities purchased provided a higher yield than those moved to the trading securities portfolio. The remaining mortgage-backed securities have anticipated cash flows similar to a portion of our borrowings or have small remaining balances.

Average other interest-earning assets increased $6.0 million, or 53.6%, to $17.3 million for the nine months ended September 30, 2007 from $11.3 million for the nine months ended September 30, 2006. A significant portion of the proceeds from the sale of the trading securities portfolio remains in an interest-bearing deposit account, which accounts for the increase in the average balance. The yield earned on average other interest-earning assets increased 92 basis points to 4.92% for the nine months ended September 30, 2007 from 4.00% for the nine months ended September 30, 2006 as the portion of the average balance held in interest-bearing deposits increased significantly during the period and are earning a higher interest rate than previously.

Interest Expense. Interest expense increased $81,000, or 2.9%, to $2.9 million for the nine months ended September 30, 2007 from $2.8 million for the nine months ended September 30, 2006, which is primarily attributable to both an increase in certificates of deposit and their cost, offset partially by a reduction in average balances of money market accounts, savings accounts and borrowings and a decrease in borrowing costs.

Average certificates of deposit increased $6.2 million, or 14.5%, to $48.7 million for the nine months ended September 30, 2007 from $42.5 million for the nine months ended September 30, 2006. During the same comparative time periods, the cost of certificates of deposit increased 59 basis points to 4.57% from 3.98%. The higher average balances and average cost are the result of offering higher certificate of deposit rates in 2007 as the cost was favorable compared to alternative funding sources.

Average money market accounts decreased $2.0 million, or 27.2%, to $5.3 million for the nine months ended September 30, 2007 from $7.2 million for the nine months ended September 30, 2006, and average savings accounts decreased $4.1 million, or 8.3%, to $45.6 million from $49.6 million during the same period. The decline in money market and savings accounts is the result of our not increasing rates to match certain competitors as the additional cost outweighed the benefits of retaining the balances.

Average borrowings decreased $9.4 million, or 40.7%, to $13.7 million for the nine months ended September 30, 2007 from $23.2 million for the nine months ended September 30, 2006, which is the result of repaying borrowings with proceeds from our common stock offering and cash flow from securities.

Provision for Loan Losses. The provision for loan losses was $72,000 for the nine months ended September 30, 2007 and $70,000 for the period ending September 30, 2006.

Non-Interest Income. Non-interest income decreased $109,000, or 7.2%, to $1.4 million for the nine months ended September 30, 2007 from $1.5 million for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, net losses incurred from the sale of the trading securities portfolio was $360,000, which was offset partially by net gains on the trading securities portfolio of $298,000. For the nine months ended September 30, 2006, a net gain of $51,000 was realized on the sale of securities available for sale. Absent the effects of these three items, non-interest income increased $4,000, or 0.3%. Banking fees and service charges increased $16,000, which was the result of increased check and ATM activity. Insurance commissions decreased $9,000, reflecting a general net reduction in auto and home insurance premiums.

Non-Interest Expense. Non-interest expense increased $37,000, or 0.9%, and was $4.3 million for the nine months ended September 30, 2007 and 2006. Increased expenses included a $21,000 increase in service charges caused by increased transaction volume, a $19,000 increase in professional fees directly related to increased costs from the Company being a publicly held entity, a $9,000 increase in directors fees and a $35,000 increase in other expenses, primarily from increased costs associated with employee training, checking account losses and increased costs associated with ORE. The non-interest expense increases were offset partially by a $14,000 decrease in compensation and benefits due to a net staff reduction and a $33,000 decrease in occupancy and equipment expenses primarily as a result of less depreciation taken as several buildings and pieces of equipment were fully depreciated.

Seneca-Cayuga Bancorp, Inc.

Income Taxes. The income tax benefit increased $22,000 to $29,000 for the nine months ended September 30, 2007 from $7,000 for the nine months ended September 30, 2006. The effective tax rate differs from the statutory federal rate for the nine months ended September 30, 2007 primarily due to state income tax expense, partially offset by the Company’s non-taxable income derived from changes in the cash value of bank-owned life insurance.

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

Assets. Total assets decreased by $4.4 million, or 2.9%, to $148.4 million at September 30, 2007 from $152.8 million at December 31, 2006 primarily due to decreases in total securities, offset by increases in cash and cash equivalents and loans receivable.

Cash and cash equivalents. Cash and cash equivalents increased by $10.9 million, or 354.2%, to $14.0 million at September 30, 2007 from $3.1 million at December 31, 2006, as a significant portion of the proceeds from the sale of the trading securities portfolio during the second quarter ended June 30, 2007 were retained in an interest-bearing deposit.

Trading securities. Trading securities were $5.7 million at September 30, 2007. There were no trading securities at December 31, 2006. These securities include an investment in a mutual fund that holds interests in adjustable rate mortgage-backed securities, a single REMIC collateralized by a pool of mortgage-backed securities and two securities backed by Small Business Administration loan pools. The REMIC was purchased during the second quarter, and the other securities were purchased during the third quarter. Since changes in the fair value of our trading securities are reflected in our earnings, our earnings volatility may increase.

Securities. Securities decreased by $29.2 million, or 62.9%, to $17.2 million at September 30, 2007 from $46.4 million at December 31, 2006. The decrease is primarily attributable to the reclassification of available-for-sale and held-to-maturity securities totaling $40.3 million to the trading portfolio at March 31, 2007, of which $38.6 million were subsequently sold, upon the early adoption of SFAS 157 and SFAS 159, the effects of which were partially offset by purchases of $11.8 million in securities held-to-maturity and $1.3 million in securities available-for-sale and by $1.4 million in security amortization, paydowns and changes in fair values for securities available-for-sale.

Loans Receivable. Loans receivable, including loans held for sale, increased by $12.5 million, or 14.2%, to $100.2 million at September 30, 2007 from $87.7 million at December 31, 2006. We limited our loan sales significantly during the nine months ended Sept 30, 2007, selling $182,000 in residential mortgages, as compared to loans sales of $6.0 million during the nine months ended September 30, 2006. We determined to maintain the newly originated mortgages as a strategy to increase yield on the Company’s interest-earning asset portfolio. In addition, we have focused more attention on growing our automobile and manufactured home loans, which have increased $4.4 million since December 31, 2006.

Deposits. Deposits increased by $2.6 million, or 2.3%, to $115.6 million at September 30, 2007 from $112.9 million at December 31, 2006. Most of the growth in deposits represented checking and IRA savings accounts, offset partially by a decrease in money market accounts and certificate of deposits.

Borrowings. Borrowings decreased by $7.4 million, or 38.9%, to $11.6 million at September 30, 2007 from $19.0 million at December 31, 2006. Borrowings were repaid primarily from the proceeds from a $4.0 million term deposit that matured during the first quarter of 2007 and from cash flows from securities.

Shareholders’ Equity. Total shareholders’ equity decreased $338,000, or 1.8%, to $18.4 million at September 30, 2007 from $18.7 at December 31, 2006. The net decrease was a primarily the result of a $858,000 cumulative effect adjustment to retained earnings representing net unrealized losses, net of taxes, on securities transferred from available-for-sale and held-to-maturity to trading securities upon the adoption of SFAS 157 and SFAS 159, of which $464,000 was a reclassification of net unrealized losses, net of taxes, on available-for-sale securities previously included as a component of other comprehensive loss, combined with the net loss of $12,000 for the nine months ended September 30, 2007, offset by $25,000 in unrealized holding gains, net of taxes, from securities available-for-sale and by $43,000 for ESOP shares committed to be released.

Seneca-Cayuga Bancorp, Inc.

Nonperforming Assets

The table below is a summary of the Company’s non-performing assets at the dates indicated:

	September 30, 2007	December 31, 2006
	(in thousands)
Non-accrual loans:
Real estate mortgages:
One- to-four-family	$232	$245
Non-residential	164	85
Manufactured home	76	—
Home equity	47	46

Total non-accrual loans	$519	$376
Foreclosed assets, net	30	140

Total non-performing assets	$549	$516

Ratios:
Non-performing loans to total loans	0.52%	0.43%
Non-performing loans to total assets	0.35%	0.25%
Non-performing assets to total assets	0.37%	0.34%

At September 30, 2007, there were no other loans or other assets that were not disclosed in the table, where known information about the possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans in the future.

Non-accrual loans have increased $143,000 to $519,000 at September 30, 2007 from $376,000 at December 31, 2006, which is primarily in non-residential and manufactured home loans. Non-accrual non-residential loans consist of two loans, one of which was non-accrual at December 31, 2006 for which we are in the process of foreclosing and anticipate no principal loss. We have a payment plan in place for the other non-accrual non-residential loan and expect no principal loss. There is one non-accrual manufactured home loan. The homeowner has passed away, and the estate is expected to be settled within the year at which time we expect full repayment.

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

The Company has an agreement with the Federal Home Loan Bank that allows it to borrow up to $49.7 million. At September 30, 2007, the Company had outstanding advances and amortizing notes totaling $11.5 million. The Company also has a repurchase agreement with a correspondent bank providing an additional $10 million in liquidity, which is secured by the Company’s mortgage-backed securities. There were no advances outstanding under the repurchase agreement at September 30, 2007.

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

At September 30, 2007, the Company had loan commitments to borrowers of approximately $3.3 million and unused lines of credit of approximately $5.7 million. For the third quarter ended September 30, 2007, the Company originated loans of $9.0 million, as compared to $8.8 million of loans originated in the prior year quarter. No loans were sold during the third quarter ended September 30, 2007 as compared to $2.5 million for the prior year quarter. There were no letters of credit outstanding at September 30, 2007.

Time deposit accounts scheduled to mature within one year were $31.3 million at September 30, 2007. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with the Company. We are committed to maintaining a strong liquidity position; therefore, the Company monitors its liquidity position on a daily basis. The Company anticipates that it will have sufficient funds to meet its current funding commitments. The marginal cost of new funding however, whether from deposits or borrowings from the Federal Home Loan Bank, will be carefully considered as the Company monitors its liquidity needs. Therefore, in order to minimize its costs of funds, the Company may consider additional borrowings from the Federal Home Loan Bank in the future.

At September 30, 2007, the Seneca Falls Savings Bank (“Bank”) exceeded each of the applicable regulatory capital requirements. The Bank’s leverage (Tier 1) capital at September 30, 2007 was $16.3 million, or 11.1% of adjusted assets. In order to be classified as “well-capitalized” by the Office of Thrift Supervision (“OTS), the Bank is required to have Tier 1 capital of $7.4 million, or 5.0% of adjusted assets. To be classified as a well-capitalized bank by the OTS, the Bank must also have a total risk-based capital ratio of 10.0%. At September 30, 2007, the Bank had a total risk-based capital ratio of 19.8%.

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

The Company maintains internal control over financial reporting. There have not been any significant changes in such internal control over financial reporting in the last quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1 – Legal Proceedings

At September 30, 2007, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

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

Seneca-Cayuga Bancorp, Inc.

Date: November 9, 2007	/s/ Robert E. Kernan, Jr.
Robert E. Kernan, Jr.
President and Chief Executive Officer

Date: November 9, 2007	/s/ Menzo D. Case
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