Form 10KSB
period 2007-12-31
Seneca-Cayuga Bancorp, Inc.
filed 2008-03-26
CIK 1356261

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days. (1)    YES  ☒    NO  ☐.

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

The Registrant’s revenues for the fiscal year ended December 31, 2007 were $9.9 million.

The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of March 25, 2008 was $7.2 million. As of March 25, 2008, there were 2,380,500 shares issued and outstanding of the Registrant’s Common Stock, including 1,309,275 shares owned by Seneca Falls Savings Bank, MHC.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Proxy Statement for the 2008 Annual Meeting of Stockholders (Part III)

Transitional Small Business Disclosure Format (check one):    ☐  YES    ☒  NO

Seneca-Cayuga Bancorp, Inc.

Annual Report On Form 10-KSB

For The Fiscal Year Ended

December 31, 2007

PART I

ITEM 1.	Description of Business

Forward Looking Statements

This Annual Report (including information incorporated by reference) contains, and future oral and written statements of Seneca-Cayuga Bancorp, Inc. and its management may contain, forward-looking statements as such term is defined in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plan, objectives, future performance and business of Seneca-Cayuga Bancorp Inc. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of Seneca-Cayuga Bancorp, Inc.’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should,” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and Seneca-Cayuga Bancorp, Inc. undertakes no obligation to update any statement in light of new information or future events.

Seneca Cayuga Bancorp, Inc.’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. There are many factors that may impact our operations and future prospect. These factors include, but are not limited to, the following:

•	the economic impact of past and any future terrorist attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks;

•	changes in the interest rate environment (including changes in the shape of the yield curve) that reduce interest margins or reduce the fair value of financial instruments;

•	changes in prevailing real estate values both nationally and within our current and future market areas, including the weakening in real estate values which appears to be occurring at this time;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	legislative or regulatory changes that adversely affect business;

•	changes in local and economic conditions including but not limited to employment and income levels as well as the economic weakening which appears to be occurring at this time;

•	our ability to successfully manage our plan to increase our manufactured home or automobile lending;

•	adverse changes in the securities market;

•	the costs, effects and outcomes of existing or future litigation; and

•

changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission, and the Public Company Accounting Oversight Board.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

Seneca-Cayuga Bancorp, Inc.

Seneca-Cayuga Bancorp, Inc. is the federally chartered mid-tier stock holding company of Seneca Falls Savings Bank. Seneca-Cayuga Bancorp, Inc. owns 100% of the common stock of Seneca Falls Savings Bank and has an approximately $1.5 million investment in a mutual fund. Seneca-Cayuga Bancorp, Inc. has not engaged in any significant business activity other than owning the common stock of Seneca Falls Savings Bank and investing in a mutual fund, and currently does not intend to expand materially its business activities (other than through Seneca Falls Savings Bank). Seneca-Cayuga Bancorp, Inc.’s executive office is located at 19 Cayuga Street, Seneca Falls, New York 13148, and its telephone number is (315) 568-5855. Seneca-Cayuga Bancorp, Inc. is subject to comprehensive regulation and examination by the Office of Thrift Supervision. At December 31, 2007, Seneca-Cayuga Bancorp, Inc. had total consolidated assets of $145.2 million, total consolidated deposits of $114.4 million and total consolidated shareholders’ equity of $18.6 million. Its consolidated net income for the year ended December 31, 2007 was $170,000.

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

Seneca Falls Savings Bank

Seneca Falls Savings Bank was organized in 1870 and is headquartered in Seneca Falls, New York. Seneca Falls Savings Bank has operated as a conservative thrift institution soliciting deposits and making primarily residential mortgage loans in the Northern Finger Lakes region of New York State. Seneca Falls Savings Bank’s main office is located at 19 Cayuga Street, Seneca Falls, New York 13148, and its four branch offices are located in Waterloo, Geneva and Auburn, New York. The telephone number at its main office is (315) 568-5855.

General

We conduct our banking operations through our main office located at 19 Cayuga Street, Seneca Falls, New York and three full-service banking offices located in Waterloo, Auburn and Geneva, New York. In addition, we conduct business through an in-store branch located in a Wal-Mart super center in Auburn, New York. Our principal business consists of attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential mortgage loans and, to a lesser extent, manufactured home, automobile, home equity, commercial, non-residential real estate, construction and multi-family loans. We also make significant investments in mortgage-backed and other securities. Finally, through a subsidiary, we also provide insurance as well as certain other financial products.

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

The economy in our market area has suffered from a decline in manufacturing jobs over the last three decades and is currently based on a mixture of service, manufacturing, wholesale/retail trade, and state and local government. Major employers in our market area include several hospitals and healthcare providers, several correctional facilities as well as a number of large manufacturing facilities including McQuay International, TRW Transportation Electronics Division, McKenzie-Childs Ltd., NUCOR and ITT Industries. Geneva and Auburn also serve as bedroom communities for nearby Rochester and Syracuse, New York, which has supported a growth rate higher than Seneca Falls. The unemployment rate within our market area is currently somewhat below the comparable State and national averages although it is vulnerable to cutbacks by any of the large employers listed above.

According to published statistics, median household income in our market area is somewhat below the national and New York State average. Also, while household income in our market area is continuing to grow, it is growing at rates below the comparable state and national averages.

Competition

We face intense competition within our market area both in making loans and attracting deposits. Our market area has a high concentration of financial institutions including large money center and regional banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. In addition, under New York State municipal law, municipalities are not able to place deposits with us, a substantial source of funding for some commercial banks. As of June 30, 2007, our market share of deposits represented 57.46%, 2.20%, 4.30% and 6.43% of deposits in the cities of Seneca Falls, Auburn, Waterloo and Geneva, respectively.

Our competition for loans and deposits comes principally from commercial banks, mortgage banking firms and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies.

Lending Activities

Our principal lending activity has been the origination of permanent first mortgage loans for the purchase or refinancing of one- to four-family residential real property. We sell a portion of the fixed rate loans that we originate based on an evaluation of our asset/liability position. We also originate multi-family and non-residential real estate, construction, commercial, home equity, manufactured home, automobile and other consumer loans. We believe that originating a limited amount of loans other than one- to four-family residential allows us to provide more comprehensive financial services to families and businesses within our community as well as increase the yield and interest rate sensitivity of our loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, including loans held for sale, by type of loan at the dates indicated.

	At December 31,
	2007		2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate mortgages:
One- to four-family	$77,906	75.0%	$70,413	80.6%
Multi-family	594	0.6	727	0.8
Non-residential	3,707	3.6	3,362	3.9
Construction	2,359	2.3	1,342	1.5
Commercial	1,795	1.7	244	0.3
Home equity	4,244	4.1	3,967	4.5
Manufactured home	6,326	6.1	3,049	3.5
Automobile	5,453	5.3	3,313	3.8
Other consumer	1,389	1.3	966	1.1

Total loans	$103,773	100.0%	$87,383	100.0%

Other items:
Deferred loan origination costs, net	1,172		695
Allowance for loan losses	(458)		(391)

Total loans, net	$104,487		$87,687

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio, including loans held for sale, at December 31, 2007. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to Four- Family	Multi- Family	Non- Residential	Construction	Commercial	Home Equity	Manufactured Home	Automobile	Other Consumer	Total
	(In thousands)
Due During the Years Ending December 31,
2008	$3,625	$100	$420	$2,359	$1,071	$676	$201	$1,526	$666	$10,644
2009	3,646	66	232	—	163	637	218	1,497	291	6,750
2010	6,921	133	434	—	230	1,084	437	2,079	337	11,655
2011 to 2012	9,749	134	601	—	224	1,237	726	351	85	13,107
2013 to 2017	18,137	120	1,227	—	107	610	1,936	—	10	22,147
2018 to 2022	15,565	17	761	—	—	—	2,613	—	—	18,956
2023 and beyond	20,263	24	32	—	—	—	195	—	—	20,514

Total loans	$77,906	$594	$3,707	$2,359	$1,795	$4,244	$6,326	$5,453	$1,389	$103,773

The following table sets forth our fixed- and adjustable-rate loans at December 31, 2007 that are contractually due after December 31, 2008.

	Due After December 31, 2008
	Fixed	Adjustable	Total
	(In thousands)
Real estate mortgages:
One- to four-family	$73,817	$3,981	$77,798
Multi-family	192	363	555
Non-residential	920	2,583	3,503
Construction	—	—	—
Commercial	355	597	952
Home equity	1,921	2,243	4,164
Manufactured home	6,326	—	6,326
Automobile	5,421	—	5,421
Other consumer	1,155	—	1,155

Total loans	$90,107	$9,767	$99,874

Loan Approval Procedures and Authority. Pursuant to Federal law, the aggregate amount of loans that Seneca Falls Savings Bank is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Seneca Falls Savings Bank’s unimpaired capital and surplus (25% if the security for such loan has a “readily ascertainable” value or 30% for certain residential development loans). At December 31, 2007, based on the 15% limitation, Seneca Falls Savings Bank’s loans-to-one-borrower limit was approximately $2.4 million. On the same date, Seneca Falls Savings Bank had no borrowers with outstanding balances in excess of this amount. As of December 31, 2007, the largest dollar amount outstanding to one borrower, or group of related borrowers, was $693,000 secured by four commercial buildings and a one-family residence located in Seneca Falls, New York. These loans were all performing in accordance with their terms at December 31, 2007. At December 31, 2007, Seneca Falls Savings Bank’s next largest loan relationship or group outstanding was a $595,000 unsecured commercial line of credit provided to a business in Auburn, New York. This loan was performing in accordance with its terms at December 31, 2007.

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

Our senior officers and loan underwriter have approval authority for one- to four-family residential loans, up to $400,000. One- to four-family residential loans over $400,000 to $750,000 require the approval of Seneca Falls Savings Bank’s President or its Executive Vice President. Seneca Falls Savings Bank’s Senior Lending Officer has approval authority for multi-family and non-residential real estate loans up to $200,000. Loans over $200,000 to $750,000 require the approval of Seneca Falls Savings Bank’s President or Executive Vice President. Loans to a single related borrower that aggregate over $750,000 require approval by the Board of Directors. Various officers have approval authority ranging from $75,000 on secured consumer loans, up to $400,000 on home equity loans and lines up to $50,000 on commercial business loans. Officer approval authority on unsecured consumer loans range from $1,000 to $75,000.

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

One- to Four-Family Residential Real Estate Lending. The cornerstone of our lending program is the origination of long-term permanent loans secured by mortgages on owner-occupied one- to four-family residences. At December 31, 2007, $77.9 million, or 75.0% of our loan portfolio consisted of permanent loans on one- to four-family residences. At that date, the average outstanding one- to four-family residential loan balance was $70,400 and the largest outstanding residential loan had a principal balance of $479,000. Virtually all of the residential loans we originate are secured by properties located in our market area.

Due to consumer demand, most of our current originations are 10- to 30-year fixed-rate loans secured by one- to four-family residential real estate. We generally originate our fixed rate one- to four-family loans in accordance with Fannie Mae standards to permit their sale in the secondary market. We monitor the volume and rate of our fixed rate loans to ensure compliance with our asset/liability management policy. At December 31, 2007, we had $900,000 of fixed-rate residential loans with original contractual maturities of 10 years or less, $22.6 million of fixed-rate residential loans with original contractual maturities between 10 and 20 years and $50.4 million of fixed-rate residential loans with original contractual maturities in excess of 21 years in our portfolio.

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

Although adjustable rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically reprice, as interest rates increase, and the required payments due from the borrower increase, subject to rate caps, the potential for default by the borrower will also increase. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. As a result, the effectiveness of adjustable rate mortgage loans may be limited during periods of rapidly rising interest rates. At December 31, 2007, $4.0 million, or 5.2% of our one- to four-family residential loans, had adjustable rates of interest.

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

As of December 31, 2007, we had two one- to four-family residential mortgage loans, with carrying values totalling $907,000 which were in excess of the $417,000 2007 Freddie Mac maximum. These loans are secured by a single-family residence in Seneca Falls and Auburn, New York. As of December 31, 2007, both loans were performing in accordance with their terms. Our historical delinquency experience on our loans in excess of this maximum has been similar to our experience on other residential loans.

Our residential mortgage loans customarily include due-on-sale clauses giving us the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid.

At December 31, 2007 we had five one-to-four family mortgages totalling $246,000 which were 90 days or more delinquent.

Multi-Family and Non-Residential Real Estate Lending. We originate permanent multi-family and non-residential real estate loans. Most of our originated loans are located in our primary market area. At December 31, 2007, we had $594,000 in multi-family and $3.7 million in non-residential real estate loans, representing 0.6% and 3.6% of the gross loan portfolio, respectively.

Our multi-family loan portfolio includes loans secured by five or more unit residential buildings located primarily in our primary market area. Our non-residential real estate loan portfolio consists of loans on a variety of non-residential properties including small office buildings, churches and retail facilities.

Seneca Falls Savings Bank’s multi-family and non-residential real estate loans generally have a maximum term of 20 years and fixed or adjustable rates based on the relevant Constant Maturity Treasury Bill Index, plus a margin. The rate adjusts annually from the outset of the loan or after a three- or five-year initial fixed rate period. These loans are generally made in amounts of up to 75% of the lesser of the appraised value or the purchase price of the property with a projected debt service coverage ratio of at least 120%.

Appraisals on properties securing multi-family and non-residential real estate loans are performed by an independent appraiser designated by Seneca Falls Savings Bank at the time the loan is made. All appraisals on multi-family or non-residential real estate loans are reviewed by the Bank’s management. Our underwriting procedures include considering the borrower’s expertise and require verification of the borrower’s credit history, income and financial statements, banking relationships, references and income projections for the property. Where feasible, the Bank seeks to obtain personal guarantees on these loans.

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

At December 31, 2007, Seneca Falls Savings Bank’s largest non-residential real estate relationship had six loans outstanding with an aggregate balance of $693,000. These loans were originated in 2004 and 2005 and are secured by one residential property and five office and apartment buildings located in Seneca Falls, New York. At December 31, 2007, our largest multi-family loan had a balance of $116,000 and is secured by a multi-unit apartment building located in Seneca Falls, New York. At December 31, 2007, these loans were performing in accordance with their terms.

Multi-family and non-residential real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions (including the apparent slowing of the economy and decline in real estate values) on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family residential and non-residential real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired. At December 31, 2007 we had one $32,000 non-residential loan which was 90 days or more delinquent. On the same date, there were no multi-family loans which were 90 days or more delinquent.

Construction Lending. We make construction loans to individuals for the construction of their primary or secondary residences and loans to builders or developers for the construction of single-family and multi-family properties. At December 31, 2007, our construction loans totaled $2.4 million representing 2.3% of the gross loan portfolio.

Loans to individuals for the construction of their residences typically run for up to 12 months and then convert to permanent loans. These construction loans have rates and terms comparable to one- to four-family loans offered by Seneca Falls Savings Bank. During the construction phase the borrower pays interest only. The maximum loan-to-value ratio of owner-occupied single-family construction loans is 100% provided primary mortgage insurance is obtained to reduce the Bank’s exposure to 80% or less. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At December 31, 2007, our largest outstanding residential construction loan commitment was for $557,000 of which $460,000 was outstanding. This loan was current at December 31, 2007.

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

From time to time we also make construction loans for small commercial development projects such as multi-family, apartment and small retail and office buildings. These loans generally have an interest-only phase during construction then convert to permanent financing. Disbursements of construction loan funds are at our discretion based on the progress of construction. The maximum loan-to-value ratio limit applicable to these loans is generally 75%. At December 31, 2007, we had no commercial construction loans outstanding or committed.

Construction lending generally affords us an opportunity to receive higher origination and other loan fees. In addition, such loans are generally made for relatively short terms. Nevertheless, construction lending to persons other than owner-occupants is generally considered to involve a higher level of credit risk than one- to four-family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on construction projects, real estate developers and managers. The risk is magnified by the current apparent slowing in the national and local economies and weakening in real estate values. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor. Our risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value upon completion of the project and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project with a value which is insufficient to assure full repayment and/or the possibility of having to make substantial investments to complete and sell the project. Because defaults in repayment may not occur during the construction period, it may be difficult to identify problem loans at an early stage. When loan payments become due, the cash flow from the property may not be adequate to service the debt. In such cases, we may be required to modify the terms of the loan.

Commercial Loans. Seneca Falls Savings Bank makes secured or unsecured loans to professionals, sole proprietorships and small businesses for commercial, corporate and business purposes. Commercial lending products include term loans and revolving lines of credit. Such loans are often used for working capital purposes or for purchasing equipment, inventory or furniture. Commercial loans are made with either adjustable or fixed rates of interest. Variable rates are based on the prime rate, as published in The Wall Street Journal, plus a margin. Fixed rate commercial loans are set at a margin above prime rate. At December 31, 2007, the Bank had $1.8 million of commercial business loans outstanding, representing 1.7% of the total loan portfolio.

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

Commercial loans generally have a greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the economy in which it operates (including today’s slowing economy). Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. We seek to minimize these risks through our underwriting standards.

At December 31, 2007, our largest commercial loan relationship was an unsecured line of credit with $595,000 outstanding and up to $750,000 available used for interim financing of renovations on rental properties and construction of new residential properties. Interest only payments are required during the renovation or construction phase, which is generally longer than 12 months. Following completion of the respective project, the portion of debt outstanding is either repaid from sale of the property or a new loan is made with the property serving as collateral with principal and interest payments made monthly. The loan was performing according to the loan terms at December 31, 2007.

Home Equity Lending. Seneca Falls Savings Bank originates fixed-rate home equity loans and variable rate home equity lines of credit secured by a lien on the borrower’s residence. Seneca Falls Savings Bank’s home equity products are limited to 80% of the property value less any other mortgages. Seneca Falls Savings Bank uses the same underwriting standards for home equity lines and loans as it uses for one- to four-family residential mortgage loans. The fixed-rate for home equity loans is generally determined as a percentage over the prime rate. The variable interest rates for home equity lines of credit float at a stated margin over the highest prime rate published in The Wall Street Journal and may not exceed 15.00% over the life of the loan. Seneca Falls Savings Bank currently offers home equity loans with terms of up to 15 years with principal and interest paid monthly from the closing date. The home equity lines provide for an initial draw period of up to 10 years, and payments include principal and interest calculated based on a 15 year amortization. At the end of the initial 10 years, the line is to be paid in full. At December 31, 2007, Seneca Falls Savings Bank had $4.2 million, or 4.1% of total loans, of home equity loans and outstanding advances under home equity lines and an additional $4.0 million of funds committed, but not advanced, under home equity lines of credit. At December 31, 2007, there was one home equity loan totalling $26,000 that was 90 days or more delinquent. Home equity lending is subject to many of the same risks as one- to four-family residential loans except that home equity loans tend to have higher loan to value ratios and higher household debt,

Manufactured Home Lending. During 2006, Seneca Falls Savings Bank began accepting manufactured home loan applications obtained by a third party. The loans are secured by the manufactured homes that are not permanently affixed to real estate and are located generally in the New England states, primarily in relatively upscale retirement communities. The loans are underwritten according to the Bank’s lending policy, which provides for a maximum loan-to-value of 90% and takes into consideration the applicant’s previous credit history and an assessment of the applicant’s ability to make the proposed payments. If insurance or originations fees are financed, the loan-to-value may exceed 100%.

If the Bank funds the loan, the third party is paid a 1.25% fee for each loan and agrees to provide collection services in the event the loan becomes delinquent. In addition, a portion of the fee paid, which is deferred and amortized over the life of the loan, is placed into an escrow account to be used to reimburse the Bank for any losses incurred under the program.

Our manufactured home loans are typically originated at somewhat higher fixed rates than one- to four-family residential loans and are fully amortizing with contractual maturities of up to 20 years. Our manufactured home loans are not secured by real estate. At December 31, 2007, the Bank had $6.3 million, or 6.1% of total loans, of manufactured home loans outstanding, and the loss escrow was $382,000. We expect the 2008 volume to be consistent with 2007. There were no manufactured home loans that were 90 days or more delinquent at December 31, 2007.

Because the loan may be based on the cost of the manufactured housing as well as improvements and because manufactured homes may decline in value due to wear and tear following their initial sale, the value of the collateral securing a manufactured home loan may be less than the loan balance. We do not anticipate that the slowing economy will adversely affect the performance of these loans.

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

These loans have fixed rates with contractual maturities of up to 72 months, depending upon the age of the vehicle. The maximum loan is limited to lower of 130% of the NADA trade-in value or 130% of the dealer invoice. A fee is paid to the dealership, which is deferred and amortized over the life of the loan, for each loan that is funded, but there are no dealer reserves. At December 31, 2007, the Bank had $5.5 million, or 5.3% of total loans, of automobile loans outstanding. There were no automobile loans that were 90 days or more delinquent at December 31, 2007. We expect the 2008 volume to be consistent with 2007. Most of the automobile loans originated in 2007 were for new vehicles.

Automobile loans are subject to many of the same risks discussed with respect to consumer loans including that the value of the collateral which tends to depreciate quickly, may become less than the loan amount. Also, such loans are more vulnerable to changes in the overall economy, which appears to be weakening at the present time, than are residential loans.

Other Consumer Lending. We offer a variety of other secured consumer loans, including loans secured by recreational vehicles and savings deposits. Although most of our consumer loans are secured, we also make a fairly limited amount of unsecured personal loans. We currently originate substantially all of our other consumer loans in our market area. At December 31, 2007, our other consumer loans totalled $1.4 million representing 1.3% of the gross loan portfolio.

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

Other consumer loans may entail greater risk than residential mortgage loans, as they are typically unsecured or secured by rapidly depreciable assets. In such cases, any repossessed collateral for defaulted consumer loans may not provide adequate sources of repayment for the outstanding loan balances as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Also, such loans are more vulnerable to changes in the overall economy, which appears to be weakening at the present time, than are residential loans. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At December 31, 2007, there were no other consumer loans 90 days or more delinquent. There can be no assurance that delinquencies will not increase in the future.

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

Since 2003, we have sold a portion of our fixed rate one- to four-family mortgage loan originations to the Federal Home Loan Bank of Chicago with aggregate recourse generally limited to approximately 3.23% of the sold loan balance. We generally make decisions regarding the amount of loans we wish to sell based on interest rate management considerations. At December 31, 2007, we serviced $31.2 million of mortgage loans for others.

On rare occasions, we purchase loans from third parties to supplement loan production. In particular, we may purchase loans of a type which are not available or available with as favorable terms in our own market area. We generally use the same underwriting standards in evaluating loan purchases as we do in originating loans. At December 31, 2007, approximately $119,000 of our loan portfolio was serviced by others.

The following represents the activity in our loan portfolio, including loans held for sale, for the years ended December 31, 2007 and 2006:

	Year Ended December 31,
	2007	2006
	(In thousands)
Total loans at beginning of period	$87,687	$79,271
Originations by type:
Real estate
One- to four-family	12,062	7,521
Multi-family	—	75
Non-residential	1,001	492
Loans originated for sale[1]	117	7,984
Construction	3,609	3,174
Commercial	2,925	354
Home equity	1,689	2,138
Manufactured home	3,659	3,443
Automobile	3,654	3,179
Other consumer	1,638	1,736

Total loans originated	30,354	30,096

Deduct:
Principal repayment	13,635	13,988
Transfer to foreclosed assets	136	190
Proceeds from loans sold[1]	182	8,005
Gains on loans sold	—	(20)
Other	(399)	(483)

Total deductions	13,554	21,680

Net loan activity	16,800	8,416

Total loans at end of period	$104,487	$87,687

(1)	Consisted of fixed-rate loans secured by one- to four-family residential properties.

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

For manufactured home loans, when a borrower falls ten days delinquent, a late notice is generated and sent. In addition, a copy of the delinquency notice is sent to the third party that originates manufactured home loans. The third party performs all other collection related activities to bring the loan current. The third party determines whether to repossess the collateral. Any losses incurred by the Bank are reimbursed to the Bank from the loan escrow account held at the Bank.

Delinquent Loans. The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	Loans Delinquent For
	30-59 Days		60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2007
Real estate mortgages:
One- to four-family	34	$2,156	7	$441	5	$246	46	$2,843
Multi-family	1	79	—	—	—	—	1	79
Non-residential	—	—	1	75	1	32	2	107
Construction	1	145	—	—	—	—	1	145
Commercial	1	4	—	—	—	—	1	4
Home equity	1	37	1	22	1	26	3	85
Automobile	6	66	1	7	—	—	7	73
Other consumer	5	13	3	2	—	—	8	15

Total	49	$2,500	13	$547	7	$304	69	$3,351

At December 31, 2006
Real estate mortgages:
One- to four-family	34	$1,978	2	$68	5	$245	41	$2,291
Multi-family	1	84	—	—	—	—	1	84
Non-residential	4	201	—	—	1	85	5	286
Home equity	2	35	—	—	2	46	4	81
Automobile	4	25	—	—	—	—	4	25
Other consumer	5	3	—	—	—	—	5	3

Total	50	$2,326	2	$68	8	$376	60	$2,770

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

A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special mention assets are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

On the basis of this review of our assets, we had classified or held as special mention the following assets:

	At December 31,
	2007	2006
	(In thousands)
Substandard	$454	$375
Doubtful	2	1
Loss	—	4
Special mention	895	1,525

Total classified and special mention assets	$1,351	$1,905

Our classified assets consist of the (i) non-performing loans and (ii) loans and other assets of concern discussed herein. As of the date hereof, these asset classifications are consistent with those of the OTS and the FDIC.

Special mention assets at December 31, 2007 consisted of six residential loans which were either current or less than 90 days delinquent where the collateral was considered adequate to cover the loan but management had concerns regarding the borrowers because of failure to pay real estate taxes, personal bankruptcy, chronic late payments or other reasons and two non-residential mortgages which were both current. One non-residential loan is secured by a condo development begun in 2006 for which no sales have been closed. One of the guarantors filed for bankruptcy protection for the other non-residential loan.

Assets classified or held as special mention decreased $554,000, or 29.1% to $1.4 million at December 31, 2007 from $1.9 million at December 31, 2006. There were 8 loans classified as special mention at December 31, 2007 as compared to 21 loans at December 31, 2006. The decrease is primarily attributable to the removing of several one-to-four family residential loans partially offset by adding a two higher non-residential relationships exhibiting some operating concerns.

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

	At December 31,
	2007	2006
	(Dollars in thousands)
Non-accrual loans:
Real estate mortgages:
One- to four-family	$246	$245
Non-residential	32	85
Home equity	26	46

Total non-accrual loans	304	376
Foreclosed assets, net	142	140

Total non-performing assets	$446	$516

Ratios:
Non-performing loans to total loans	0.29%	0.43%
Non-performing loans to total assets	0.21%	0.25%
Non-performing assets to total assets	0.31%	0.34%

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

For the year ended December 31, 2007, gross interest income which would have been recorded had our non-accruing loans been current in accordance with their original terms amounted to $25,000. Interest income recognized on such loans for the year ended December 31, 2007 was $10,000.

At December 31, 2007, there were no other loans or other assets that are not disclosed on the table or disclosed as classified or special mention, where known information about the possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

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

General Valuation Allowance on the Remainder of the Loan Portfolio. We establish another general allowance for loans that are not classified to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends and management’s evaluation of the collectibility of the loan portfolio. The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current environment.

In addition, as an integral part of their examination process, the Office of Thrift Supervision and Federal Deposit Insurance Corporation will periodically review our allowance for loan losses. Such agencies may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the fiscal years indicated.

	At or For the Years Ended December 31,
	2007	2006
	(Dollars in thousands)
Balance at beginning of year	$391	$371

Charge-offs:
One- to four-family real estate mortgages	(14)	(74)
Other consumer	(25)	(12)

Total charge-offs	(39)	(86)

Recoveries:
One- to four-family real estate mortgages	2	4
Automobile	1	6
Other consumer	7	4

Total recoveries	10	14

Net (charge-offs)	(29)	(72)
Provision for loan losses	96	92

Balance at end of year	$458	$391

Allowance to nonperforming loans	150.66%	103.99%
Allowance to total loans outstanding at end of period	0.44%	0.45%
Net charge-off to average loans outstanding during period	0.03%	0.09%

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

	At December 31,
	2007			2006
	Loan Balances by Category	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Loan Balances by Category	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate mortgages:
One- to four-family	$77,906	$284	75.0%	$70,413	$292	80.6%
Multi-family	594	2	0.6	727	3	0.8
Non-residential	3,707	45	3.6	3,362	14	3.9
Construction	2,359	6	2.3	1,342	3	1.5
Commercial	1,795	21	1.7	244	3	0.3
Home equity	4,244	16	4.1	3,967	12	4.5
Manufactured home	6,326	—	6.1	3,049	—	3.5
Automobile	5,453	66	5.3	3,313	44	3.8
Other consumer	1,389	14	1.3	966	14	1.1
Unallocated	—	4	—	—	6	—

Total	$103,773	$458	100.0%	$87,383	$391	100.0%

At December 31, 2007, our allowance for loan losses represented 0.44% of total gross loans and 150.7% of nonperforming loans. The allowance for loan losses increased to $458,000 at December 31, 2007 from $391,000 at December 31, 2006, due to the provision for loan losses of $96,000, offset by net charge-offs of $29,000. The provision for loan losses reflected decreases in charge-offs and the mix of nonperforming loans. There were no changes in the loss factors used to calculate the allowance from December 31, 2006 to December 31, 2007 except that the allowance factor applied to current automobile and other consumer loans was increased to reflect the significant increase in automobile loans and the unsecured nature of most of the other consumer loans. No reserve is allocated to manufactured home loans as a portion of the fee paid to a third party is placed in a loss escrow account to be used to reimburse the Bank for any losses incurred on the portfolio. The loss escrow account balance at December 31, 2007 was $382,000, which represents 6.0% of the manufactured home loan portfolio which we believe is sufficient to absorb the inherent losses within the portfolio.

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

Mortgage-Backed Securities. The Bank has invested in mortgage-backed pass-through securities in order to match their estimated principal and interest repayment stream with that of the Bank’s long-term debt. The Bank may also purchase mortgage-backed pass-through securities to supplement loan production and achieve its asset/liability management goals. All of these securities owned by the Bank are issued, insured or guaranteed either directly or indirectly by a Federal agency, a government sponsored enterprise or are rated “AA” or higher. Ginnie Mae and the Small Business Administration (“SBA”) are corporations wholly owned by the United States Government and, as a result, all securities issued by them are backed by the full faith and credit of the United States. In contrast, Fannie Mae and Freddie Mac are government sponsored enterprises, the obligations of which are neither backed by, nor explicitly guaranteed by, the United States government.

It should be noted that, while a Federal agency, government sponsored enterprise guarantee or a high credit rating may indicate a high degree of protection against default, such guarantees and ratings do not protect the securities from declines in value based on changes in interest rates or prepayment speeds. The Bank’s mortgage-backed pass-through securities portfolio at December 31, 2007 included (i) $13.7 million of fixed-rate securities with weighted average remaining contractual maturities of 17.1 years and (ii) $4.7 million of adjustable-rate mortgage-backed securities.

At December 31, 2007, the total fair value of the Bank’s mortgage-backed securities held-to-maturity was $18.6 million, or $212,000 more than total amortized cost.

Mortgage-Backed Securities Portfolio Composition. The following table sets forth the composition of the Bank’s mortgage-backed securities portfolio at the dates indicated.

	At December 31,
	2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Trading mortgage-backed securities:
Pass-through securities:
SBA	$2,366	$2,366	$—	$—
Freddie Mac	1,325	1,325	—	—

Total trading mortgage-backed securities	3,691	3,691	—	—

Mortgage-backed securities available-for-sale:
Pass-through securities:
Fannie Mae	—	—	3,038	2,906
Freddie Mac	1,289	1,292	12,065	11,573
Ginnie Mae	—	—	4,974	4,885

Total mortgage-backed securities available-for-sale	1,289	1,292	20,077	19,364

Mortgage-backed securities held-to-maturity:
Pass-through securities:
Fannie Mae	6,258	6,402	13,397	13,133
Freddie Mac	5,758	5,791	5,916	5,711
Ginnie Mae	49	55	1,755	1,712
Private issuer	1,343	1,369	—	—

Total mortgage-backed securities held-to-maturity	13,408	13,617	21,068	20,556

Total mortgage-backed securities	$18,388	$18,600	$41,145	$39,920

Mortgage-Backed Securities Activity. The following table sets forth mortgage-backed securities purchases and principal repayments for the periods indicated. There were no sales of mortgage-backed securities from the available for sale or the held to maturity portfolio during these periods.

	For the Year Ended December 31, 2007
	Trading	Available-for-sale	Held-to-Maturity	Total
Total beginning of period	$—	$20,077	$21,068	$41,145

Purchases	4,677	1,313	11,815	17,805
Principal repayments	(3,589)	(24)	(2,082)	(5,695)
Transfer to trading securities[1]	37,476	(20,077)	(17,399)	—
Loss on transfer to trading[2]	(1,301)	—	—	(1,301)
Sales	(33,849)	—	—	(33,849)
Changes in market value[3]	277	—	—	277
Amortization/Accretion	—	—	6	6

Net activity	3,691	(18,788)	(7,660)	(22,757)

Ending balance	$3,691	$1,289	$13,408	$18,388

[1]

The Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including An Amendment to FASB Statement No. 115, effective January 1, 2007 (“SFAS 159”). With the adoption of SFAS 159, the Company transferred its entire mortgage-backed securities available-for-sale to trading securities and also a significant portion of its mortgage-backed securities held-to-maturity to trading securities.

[2]	Amount represents the pre-tax loss upon the adoption of SFAS No. 159, which was recorded against retained earnings net of taxes.
[3]	The changes in market values for trading securities are recorded in earnings.

Mortgage-Backed Securities Portfolio Maturities and Yields. The following table sets forth the contractual maturities and weighted average yields of Seneca Falls Savings Bank’s securities portfolio at December 31, 2007. Mortgage-backed securities are anticipated to be repaid in advance of their contractual maturities as a result of projected underlying mortgage loan prepayments. In addition, under the structure of some of the Bank’s CMOs, the Bank’s short- and intermediate-tranche interests have repayment priority over the longer term tranches of the same underlying mortgage pool.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Trading mortgage-backed securities:
Pass-through securities:
Freddie Mac	$—	0.00%	$—	0.00%	$1,325	5.00%	$—	0.00%	$1,325	$1,325	5.00%
SBA	—	0.00%	—	0.00%	—	0.00%	2,366	5.61%	2,366	2,366	5.61%

Trading mortgage-backed securities	$—	0.00%	$—	0.00%	$1,325	5.00%	$2,366	5.61%	$3,691	$3,691	5.39%

Mortgage-backed securities available-for-sale:
Pass-through securities:
Freddie Mac	$—	0.00%	$—	0.00%	$—	0.00%	$1,289	5.50%	$1,289	$1,292	5.50%

Total mortgage-backed securities available-for-sale	$—	0.00%	$—	0.00%	$—	0.00%	$1,289	5.50%	$1,289	$1,292	5.50%

Mortgage-backed securities held-to-maturity:
Pass-through securities:
Fannie Mae	$—	0.00%	$1,826	5.63%	$405	5.69%	$4,027	4.95%	$6,258	$6,402	5.19%
Freddie Mac	—	0.00%	—	0.00%	910	5.53%	4,848	5.34%	5,758	5,791	5.37%
Ginnie Mae	—	0.00%	5	9.89%	—	0.00%	44	7.50%	49	55	7.74%
Private issue	—	0.00%	—	0.00%	—	0.00%	1,343	6.19%	1,343	1,369	6.19%

Total mortgage-backed securities held-to-maturity	$—	0.00%	$1,831	5.64%	$1,315	5.58%	$10,262	5.31%	$13,408	$13,617	5.38%

Investment Securities. To date, our other investment securities have been high-quality assets (primarily Government and Agency obligations) with short and intermediate terms (ten years or less) to maturity and liquidity investments and, to a much less extent, certain equity securities. At December 31, 2007, the Bank did not own any debt securities of a single issuer the carrying value of which exceeded 10% of the Bank’s equity, other than Government or Federal Agency obligations.

Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated.

	At December 31,
	2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Trading securities:
Equity securities	$1,766	$1,766	$—	$—

Securities available-for-sale:
Equity securities	$1,539	$1,481	$3,270	$3,303

Securities held-to-maturity:
State and political subdivisions	$92	$96	$151	$151
U.S. Government-sponsored entity securities	—	—	2,500	2,448

Total securities held-to-maturity	$92	$96	$2,651	$2,599

As part of our adoption of SFAS 159, one of the available-for-sale equity securities and the held-to-maturity U.S. Government-sponsored entity securities at December 31, 2007 were transferred to trading securities. The pre-tax loss recorded for the transfer was $102,000, which was recorded against retained earnings net of taxes. The U.S. Government-sponsored entity securities were subsequently sold.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2007 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Trading securities:
Equity securities	$—	—	$—	—	$—	—	$—	—	$1,767	$1,767

Securities available-for-sale:
Equity securities	$—	—	$—	—	$—	—	$—	—	$1,539	$1,481

Securities held-to-maturity:
State and political subdivisions	$—	0.00%	$50	5.63%	$42	5.75%	$—	0.00%	$92	$96	5.68%

Equity Securities. At December 31, 2007, we owned 161,885 shares of the Asset Management Fund Large Cap Equity Institutional Fund, Inc. (the “Fund”) with a fair value of $1.5 million. The Fund was designed as an investment vehicle for New York savings banks with the primary objective of achieving capital appreciation and a secondary objective of providing income to its shareholders. The Fund invests primarily in dividend-paying common stocks of companies with market capitalizations in excess of $5 billion. The Fund provided total dividends of $159,000 during the year ended December 31, 2007 as compared to $180,000 for the prior year. Most of the Fund’s dividends are paid at year-end based on the value of capital gains realized during the course of the year.

On January 8, 2007, the Fund was reorganized into a new fund, Large Cap Equity Fund, and is one of seven funds offered through the Assets Management Fund. The new fund has the same primary objectives as the Fund and maintains the same investment criteria.

The Company’s Chairman and Chief Executive Officer, Robert Kernan, was a member of the Board of Directors of the Fund but had no financial interest in the success of the Fund. We have not made any additional investments in the Fund other than the reinvestment of dividends since 1953. At December 31, 2007, the Bank also had a $1.8 million interest in the AMF Ultra Short Mortgage Fund which invests primarily in adjustable rate mortgage loans and is held in our trading portfolio.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on our experience, we believe that passbook statement savings, demand and NOW accounts can be relatively stable sources of deposits as compared to certificate deposits. However, our ability to attract and maintain all deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At December 31,
	2007			2006
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Demand and interest-bearing checking	$16,260	14.2%	0.14%	$15,127	13.4%	0.13%
Money market deposits	5,281	4.6	1.81	6,022	5.3	1.68
Savings accounts	44,021	38.5	2.06	42,981	38.1	2.07

Total transaction accounts	65,562	57.3		64,130	56.8
Certificates of deposit	48,842	42.7	4.52	48,795	43.2	4.43

Total deposits	$114,404	100.0%	2.83%	$112,925	100.0%	2.81%

The following table sets forth our deposit flows for the years indicated.

	Years Ended December 31,
	2007	2006
	(In thousands)
Beginning balance	$112,925	$112,915
Net (withdrawals) deposits before interest credited	(1,850)	(2,999)
Interest credited	3,329	3,009

Ending balance	$114,404	$112,925

As of December 31, 2007, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $16.2 million. The following table indicates the amount of those certificates of deposit by time remaining until maturity.

At December 31, 2007
(In thousands)
Three months or less	$1,352
Over three months through six months	3,225
Over six months through one year	7,907
Over one year to two years	1,977
Over two years	1,751

Total	$16,212

The following table presents, by rate category, our certificate of deposit accounts as of the dates indicated:

	At December 31,
	2007	2006
	(In thousands)
Interest Rate
Less than 2.00%	$945	$619
2.00% - 2.99%	100	1,664
3.00% - 3.99%	4,553	13,357
4.00% - 4.99%	38,893	16,249
5.00% - 5.99%	4,351	16,906

Total	$48,842	$48,795

The following table sets forth the amount and maturities of time deposits at December 31, 2007.

	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012 and after	Total
	(In thousands)
Interest Rate
Less than 2.00%	$945	$—	$—	$—	$—	$945
2.00% - 2.99%	53	46	1	—	—	100
3.00% - 3.99%	2,135	870	658	152	738	4,553
4.00% - 4.99%	29,710	4,004	1,958	725	2,496	38,893
5.00% - 5.99%	3,702	153	325	12	159	4,351

Total	$36,545	$5,073	$2,942	$889	$3,393	$48,842

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

From time to time during recent years we have utilized short-term borrowings to fund loan demand. We have also used borrowings where market conditions permit to purchase securities of a similar duration in order to increase our net interest income by the amount of the spread between the asset yield and the borrowing cost. Finally, from time to time, we have used advances with terms of three years or more to extend the term of our liabilities. At December 31, 2007, we had $9.9 million in Federal Home Loan Bank of New York advances outstanding.

The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances with terms of one year or less at the dates indicated.

	At and For the Years Ended December 31,
	2007	2006
	(Dollars in thousands)
Balance at end of period	$—	$575
Average balance during period	$427	$3,227
Maximum outstanding at any month end	$200	$6,410
Weighted average interest rate at end of period	—	5.38%
Average interest rate during period	5.22%	4.70%

For additional information, see Note 12 of the Notes to our consolidated financial statements.

Insurance Activities

On October 1, 2001, we acquired Royce & Rosenkrans, Inc., an insurance agency with offices in Seneca Falls, Waterloo and Geneva. Although we continue to use the Royce & Rosenkrans, Inc. name for our insurance operations, we have integrated such activities into Seneca Falls Savings Bank’s subsidiary, Seneca-Cayuga Personal Services, LLC.

Seneca-Cayuga Personal Services, LLC is a full-service insurance and financial services firm with seven employees providing services to over 5,300 customers. Seneca-Cayuga Personal Services, LLC offers personal and commercial property insurance, life insurance, long term care, annuities, and other products and services. Seneca-Cayuga Personal Services, LLC represents many insurance companies including GMAC, New York Central, Progressive, Utica National, Farmers and many more. Adding insurance and financial services business has enabled us to offer a broader array of financial services to our customers.

During the year ended December 31, 2007, Seneca Cayuga Personal Services, LLC had revenues of $706,000. Most of these revenues consisted of commission payments as well as contingent payments based on certain target loss ratios and premium levels. Contingent revenues are recorded as revenue when received, as we are unable to estimate them prior to receipt. Contingent revenues received during the year ended December 31, 2007 and 2006 were $54,000 and $50,000 and represented payment relative to experience on policies sold in the prior years. At December 31, 2007, Seneca Cayuga Personal Services, LLC had total assets of $914,000.

We would like to increase our insurance agency operations in the future and are searching for experienced personnel to assist us in this effort. However, this expansion plan is subject to a number of challenges, including recent decreases by major insurance carriers in the amount of commissions they pay and the very competitive environment for insurance sales.

Personnel

As of December 31, 2007, we had 49 full-time employees and eight part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

At December 31, 2007, our total federal pre-base year reserve was approximately $332,000. However, under current law, pre-base year reserves remain subject to recapture should Seneca Falls Savings Bank make certain non-dividend distributions, repurchase any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a bank charter.

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

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. Seneca-Cayuga Bancorp, Inc. has federal and state net operating loss carry forwards totalling $1.2 million and $1.8 million that expire through 2027.

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

State Taxation

The Company, the Bank and the Subsidiary will report income on a calendar year basis to New York State. New York State franchise tax on corporations is imposed in an amount equal to the greater of (1) 7.1% (for 2007 and forward) of “entire net income” allocable to New York State, (b) 3% of “alternative entire net income” allocable to New York State, or (c) 0.01% of the average value of assets allocable to New York State plus nominal minimum tax of $250 per company. Entire net income is based on Federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income without certain modifications.

SUPERVISION AND REGULATION

General

Seneca Falls Savings Bank is examined and supervised by the Office of Thrift Supervision. Seneca Falls Savings Bank also is regulated, to a lesser extent, by the Federal Deposit Insurance Corporation with respect to insurance of deposit accounts and the Board of Governors of the Federal Reserve System, with respect to reserves to be maintained against deposits and other matters. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the federal deposit insurance fund and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Seneca Falls Savings Bank also is a member of, and owns stock in, the Federal Home Loan Bank of New York, which is one of the twelve regional banks in the Federal Home Loan Bank System. Seneca Falls Savings Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Seneca Falls Savings Bank’s mortgage documents.

Any change in these laws or regulations, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on Seneca-Cayuga Bancorp, Inc. and Seneca Falls Savings Bank and their operations.

Federal Banking Regulation

Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the Office of Thrift Supervision. Under these laws and regulations, Seneca Falls Savings Bank may invest in mortgage loans secured by residential and non-residential real estate, commercial business loans, consumer loans, certain types of debt securities and certain other assets. Seneca Falls Savings Bank also, with the approval of the Office of Thrift Supervision and the Federal Deposit Insurance Corporation, may establish subsidiaries that may engage in activities not otherwise permissible for Seneca Falls Savings Bank, including real estate investment.

Capital Requirements. Office of Thrift Supervision regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings banks receiving the highest regulatory rating) and an 8% risk-based capital ratio. The prompt corrective action standards discussed below, in effect, establish a minimum 2% tangible capital standard.

The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 46% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings bank. At December 31, 2007, Seneca Falls Savings Bank maintained an additional $972,000 in regulatory capital due to the recourse provided for loans sold to the Federal Home Loan Bank of Chicago. At December 31, 2007, Seneca Falls Savings Bank’s capital exceeded all of these requirements.

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. In the case of Seneca Falls Savings Bank and in connection with its charter conversion to a federally chartered savings bank, the Office of Thrift Supervision permitted Seneca Falls Savings Bank to maintain a loans-to-one borrower limit of 20% of unimpaired capital and surplus, subject to certain conditions. As of December 31, 2007, Seneca Falls Savings Bank was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, Seneca Falls Savings Bank must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, Seneca Falls Savings Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank’s business. “Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. “Qualified thrift investments” also include 100% of an institution’s credit card loans, education loans and small business loans. Seneca Falls Savings Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code. A savings bank that fails the qualified thrift lender test must either convert to a commercial bank charter or operate under specified restrictions. At December 31, 2007, Seneca Falls Savings Bank satisfied this test.

Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings banks must file an application for approval of a capital distribution if:

•	the total capital distributions for the applicable calendar year exceed the sum of its net income for that year to date plus its retained net income for the preceding two years;

•	it would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

•	it is not eligible for expedited treatment of its filings.

Because Seneca Falls Savings Bank is a subsidiary of a holding company it must still file a notice with the Office of Thrift Supervision at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

The Office of Thrift Supervision may disapprove a notice or application if:

•	the savings bank would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

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

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its affiliates is limited by Office of Thrift Supervision regulations and by Federal Reserve Board regulations. An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution. Seneca Falls Savings Bank, MHC, Seneca-Cayuga Bancorp, Inc. are an affiliates of Seneca Falls Savings Bank. In general, credit transactions between an insured depository institution and its affiliate are subject to certain quantitative and collateral requirements. In this regard, transactions between an insured depository institution and its affiliate are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates. Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the savings bank. In addition, Office of Thrift Supervision regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. The Office of Thrift Supervision requires savings banks to maintain detailed records of all transactions with affiliates.

Seneca Falls Savings Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by Federal Reserve Board regulations. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Seneca Falls Savings Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by Seneca Falls Savings Bank’s Board of Directors. Seneca Falls Savings Bank is in compliance with Regulation O.

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

Generally, the banking regulator is required to appoint a receiver or conservator for an association that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date an association receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities the savings bank will engage in while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the savings bank. Any holding company for the savings bank that is required to submit a capital restoration plan must guarantee the lesser of: an amount equal to 5% of savings bank’s assets at the time it was notified or deemed to be under- capitalized by the Office of Thrift Supervision, or the amount necessary to restore the savings bank to adequately capitalized status. This guarantee remains in place until the Office of Thrift Supervision notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the Office of Thrift Supervision has the authority to requirement payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors. At December 31, 2007, Seneca Falls Savings Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. Deposit accounts in Seneca Falls Savings Bank are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $130,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. Seneca Falls Savings Bank’s deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments.

Effective March 31, 2006, the Federal Deposit Insurance Corporation merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into a single fund called the Deposit Insurance Fund. As a result of the merger, the BIF and the SAIF were abolished. The merger of the BIF and the SAIF into the Deposit Insurance Fund does not affect the authority of the Financing Corporation (“FICO”) to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2007, the annualized FICO assessment was equal to 1.14 basis points for each $100 in domestic deposits maintained at an institution.

On November 2, 2006, the Federal Deposit Insurance Corporation adopted final regulations that assess insurance premiums based on risk. As a result, the new regulation will enable the Federal Deposit Insurance Corporation to more closely tie each financial institution’s deposit insurance premiums to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, which became effective in the beginning of 2007, the Federal Deposit Insurance Corporation evaluates the risk of each financial institution based on its supervisory rating, its financial ratios, and its long-term debt issuer rating. The new rates for nearly all of the financial institution industry vary between five and seven cents for every $100 of domestic deposits. The assessment paid for the year ended December 31, 2007 was offset by a credit from the Federal Deposit Insurance Corporation to Seneca Falls Savings Bank of $57,000. A credit of $40,000 will be applied against the Bank’s 2008 premiums. At the same time, the Federal Deposit Insurance Corporation also adopted final regulations designating the reserve ratio for the deposit insurance fund during 2007 at 1.25% of estimated insured deposits.

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

Federal Home Loan Bank System. Seneca Falls Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, Seneca Falls Savings Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, 1/20 of its borrowings from the Federal Home Loan Bank, or 0.3% of assets, whichever is greater. As of December 31, 2007, Seneca Falls Savings Bank was in compliance with this requirement.

Federal Reserve System

The Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2007, Seneca Falls Savings Bank was in compliance with these reserve requirements.

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

Holding Company Regulation

General. Seneca Falls Savings Bank, MHC and Seneca-Cayuga Bancorp, Inc. are savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, Seneca Falls Savings Bank, MHC and Seneca-Cayuga Bancorp, Inc. are registered with the Office of Thrift Supervision and subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over Seneca-Cayuga Bancorp, Inc. and Seneca Falls Savings Bank, MHC, and their subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, Seneca-Cayuga Bancorp, Inc. and Seneca Falls Savings Bank, MHC are generally not subject to state business organization laws.

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

Federal Securities Laws

Seneca-Cayuga Bancorp, Inc. common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1933, as amended. Seneca-Cayuga Bancorp, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

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

The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s “registered public accounting firm.” Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the Securities and Exchange Commission) and if not, why not. Under the Act, a company’s registered public accounting firm is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statements materially misleading. The Act also requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders. The Act requires the company’s independent registered public accounting firm that issues the audit report to attest to and report on management’s assessment of the company’s internal controls.

The Company is required to provide an assessment of the effectiveness of its internal control over financial reporting, which is included at Item 8A(T) of this Annual Report. However, as a smaller public company, the Company’s independent registered public accounting firm is not required to an attestation on the Company’s internal controls over financial reporting until the Company’s first fiscal year ending after December 15, 2008.

We incurred additional expense in 2007 in order to comply with the provisions of the Act and the regulations that have been promulgated to implement the Act, particularly those regulations relating to the establishment of internal controls over financial reporting.

ITEM 2.	Description of Property

The following table provides certain information with respect to our properties as of December 31, 2007:

Location	Owned or Leased	Year Acquired or Leased		Square Footage	Net Book Value
Main Office:
19 Cayuga Street Seneca Falls, New York 13148	Owned	1977		7,700	$398,000

Branch Offices:
297 Grant Avenue Auburn, New York 13021	Leased	2000	(1)	2,000	5,000

59 Washington Street Waterloo, New York 13165	Owned	2002		1,000	349,000

342 Hamilton Street Geneva, New York 14456	Owned	2004		8,100	1,899,000

10 Osborne Street Auburn, New York 13021	Owned	2005	(2)	1,680	858,000

Other:
Loan Operations and Insurance:
60 Fall Street Seneca Falls, New York 13148	Owned	2001		3,000	345,000

Land:
North Road Waterloo, New York 13165	Owned	2005		9 Acres	543,000

(1)	Current lease expires April 2010 with an option to extend for an additional five years at that time.
(2)	We opened this office January 2008.

The net book value of our premises, land and equipment was approximately $4.6 million at December 31, 2007.

We anticipate opening another full service office in Union Springs, New York, where we are in the process of closing a land purchase, or in Waterloo, New York on our North Road property during 2008, subject to regulatory approval. We do not anticipate opening both offices in 2008.

We maintain an on-line in-house data system. The net book value of the data processing and computer equipment utilized at December 31, 2007 was $174,000.

ITEM 3.	Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At December 31, 2007, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year under report.

PART II

ITEM 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a) The Common Stock of Seneca-Cayuga Bancorp, Inc., is traded on the OTC BB market under the symbol SCAY. At December 31, 2007, the common stock was held by approximately 290 shareholders of record. The following table shows the range of high and low market prices for our stock for the quarters indicated. There were no dividends declared or paid in any quarter. The payment of any future cash dividends is dependent on the results of operations and financial condition of the Company as well as tax considerations, economic and market conditions, regulatory restrictions, regulatory capital requirements and other factors.

Year ended December 31, 2007	High	Low	Cash Dividends Declared
Fourth quarter	$9.00	$6.70	$—
Third quarter	9.15	8.00	—
Second quarter	9.60	9.15	—
First quarter	9.92	9.11	—

Year ended December 31, 2006	High	Low	Cash Dividends Declared
Fourth quarter	$9.33	$8.77	$—
Third quarter	10.00	9.01	—
Second quarter	N/A	N/A	—
First quarter	N/A	N/A	—

(b) Not applicable.

(c) Seneca-Cayuga Bancorp, Inc. did not repurchase any shares of its common stock during the relevant period.

ITEM 6.	Management’s Discussion and Analysis or Plan of Operations

Seneca-Cayuga Bancorp, Inc. is a federal corporation, which was organized in 2000 as part of the mutual holding company reorganization of Seneca Falls Savings Bank. Our principal asset is our investment in Seneca Falls Savings Bank. We are a majority owned subsidiary of Seneca Falls Savings Bank, MHC, a federally chartered mutual holding company. In July 2006, the Company completed its minority stock offering of 45% of the aggregate total voting stock of the Company. In connection with the minority offering, 2,380,500 shares of common stock were issued, of which 1,071,225 shares were sold to the public (including 93,315 shares issued to our Employee Stock Ownership Plan) at $10 per share raising net proceeds of $9.9 million. After the offering, 55% of the Company’s outstanding common stock, or 1,309,275 shares, was owned by Seneca Falls Savings Bank, MHC.

General

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities (including mortgage-backed and other securities) and other interest-earning assets primarily cash and interest bearing deposits, and the interest paid on our interest-bearing liabilities, consisting primarily of certificates of deposits, savings accounts, money market accounts, transaction accounts, long- and short-term borrowings and Federal Home Loan Bank advances. Our results of operations also are affected by our provisions for loan losses, noninterest income and noninterest expense. Noninterest income currently consists primarily of deposit account fees, insurance agency commissions, dividends on mutual funds, increases in cash value-insurance, gains and losses on the sale of securities and miscellaneous other income. Noninterest expense currently consists primarily of compensation and employee benefits, occupancy and equipment expenses, advertising and marketing, service charges, professional fees, directors’ fees, deposit insurance premiums, supplies, and other operating expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

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

The evaluation has a specific and general component. The specific component relates to loans that are delinquent or otherwise identified as a problem loan through the application of our loan review process and our loan grading system. All such loans are evaluated individually, with principal consideration given to the value of the collateral securing the loan. Specific allowances are established as required by this analysis. The general component is determined by segregating the remaining loans by type of loan, risk rating (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general component of the allowance for loan losses.

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

Since 2000, we have opened two full service offices in Auburn, New York, which is approximately 15 miles to the east of Seneca Falls, a full service office in Waterloo, New York which is approximately five miles west of Seneca Falls and a full service office in Geneva, New York, which is approximately ten miles to the west of Seneca Falls. Over the same period, we acquired an insurance agency. We have also purchased one property for a possible branch office and have another property under contract. We expect to build a full-service branch at one location during 2008 and are evaluating the feasibility as to whether or when to commence construction of and open an office on the other property. In part due to the costs of this expansion, during the last several years, we have experienced a decline in profitability. However, we believe that our expansion has positioned us for future success.

In the future, we intend to continue our growth but only to the extent such growth is consistent with our long term profitability objectives.

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

•

Maintaining High Asset Quality. We have long emphasized maintaining strong asset quality by following conservative underwriting criteria and focusing our lending efforts on residential loans. Our non-performing assets at December 31, 2007 were $446,000, or 0.31% of total assets, and our net charge-offs were 0.03% of our average loans outstanding for the year ended December 31, 2007.

•

Increasing Our Share of Lower-Cost Checking Deposits. A focus of our deposit gathering efforts over the past few years on increasing our checking account deposits. We have used a targeted marketing program as the primary means by which to obtain new checking accounts, and we intend on continuing these efforts. At December 31, 2007, checking accounts comprised 14.2% of our total deposits with an average weighted rate of 0.14%, compared to 13.4% of our total deposits at December 31, 2006 at a weighted average rate of 0.13%.

•

Expand our Manufactured Home and Automobile Loan Portfolios. We began originating manufactured home loans in 2006, utilizing a third party originator. These loans are secured by manufactured homes located primarily in upscale retirement communities in the New England States and recently expanded into California. We also began to expand our automobile loan portfolio in 2006 by hiring an experienced consumer loan officer and forming a relationship with a local automobile dealership. The manufactured home and automobile loans generally offer higher or comparable yields as residential mortgages in the present rate environment and are generally outstanding for a substantially shorter time than real estate mortgages. However, such loans carry a higher degree of risk than residential loans. At December 31, 2007, manufactured home loans and automobile loans represented 6.1% and 5.3%, respectively, of our total loan portfolio. At December 31, 2006, manufactured home loans and automobile loans represented 3.5% and 3.8% of our total loan portfolio.

•

Using Discipline In Seeking Long-Term Growth. We currently operate from four full-service banking offices and an in-store branch, three of which have opened since 2002. We also maintain a financial services facility near our main office that offers insurance and investment products and financial planning services. Finally, we opened a new full-service facility in Auburn in January 2008 and expect to open another full-service branch later in the year.

We believe that it is important for us to continue to pursue long-term profitable growth of our earnings base in order to offset increasing operating costs. We intend to evaluate new branch expansion opportunities within the northern Finger Lakes region, to the extent we believe that they support our goal of long-term profitable growth.

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

	At December 31,
	2007	2006
	(In thousands)
Selected Financial Condition Data:

Total assets	$145,160	$152,766
Loans receivable, net	104,487	87,622
Trading securities	5,457	—
Investment securities	16,273	46,386
Deposits	114,404	112,925
Borrowings	9,927	19,006
Total shareholders’ equity	18,565	18,724

	Years Ended December 31,
	2007	2006
	(In thousands)
Selected Operating Data:

Interest and dividend income	$7,872	$7,607
Interest expense	3,867	3,849

Net interest income	4,005	3,758
Provision for loan losses	96	92

Net interest income after provision for loan losses	3,909	3,666
Non-interest income	2,065	2,190
Non-interest expense	5,726	5,735

Income before income taxes	248	121
Provision for income taxes	78	40

Net income	$170	$81

	At or For the Years Ended December 31,
	2007	2006
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets (ratio of net income to average total assets)	0.11%	0.05%
Return on average equity (ratio of net income to average equity)	0.92%	0.56%
Interest rate spread (1)	2.58%	2.45%
Net interest margin (2)	2.96%	2.69%
Efficiency ratio (3)	93.15%	97.25%
Operating expense to average total assets	3.87%	3.75%
Average interest-earning assets to average interest-bearing liabilities	113.16%	108.95%

Asset Quality Ratios:
Non-performing assets to total assets	0.31%	0.34%
Non-performing loans to total loans	0.29%	0.43%
Allowance for loan losses to non-performing loans	150.66%	103.99%
Allowance for loan losses to total loans	0.44%	0.45%

Capital ratios:
Average equity to average assets	12.45%	9.41%
Equity to total assets at the end of period	12.79%	12.26%
Total bank capital to risk-weighted assets	19.69%	22.98%
Tier 1 bank capital to risk-weighted assets	19.13%	22.43%
Tier 1 bank capital to adjusted assets	11.37%	11.20%

Other Data:
Number of full service offices	4	4

(1)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(2)	Represents net interest income as a percent of average interest-earning assets for the period.
(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income, excluding gains on sale of securities and net losses on trading securities.

Comparison of Financial Condition at December 31, 2007 and December 31, 2006

Assets. Assets at December 31, 2007 totaled $145.2 million, a decrease of $7.6 million or 5.0% from $152.8 million at December 31, 2006. The decrease was largely the result of interest-bearing term deposits maturing and a reduction in investment securities, offset mostly by an increase in cash and cash equivalents, trading securities and loans receivable. Cash flows from mortgage-backed securities also provided funds for the repayment of $8.0 million in borrowings.

Cash and cash equivalents. Cash and cash equivalents increased $4.3 million or 140.4% to $7.4 million at December 31, 2007 from $3.1 million at December 31, 2006. Most of the interest-bearing deposits in banks at December 31, 2007 represent the remaining net proceeds from the trading securities we sold in April 2007.

Interest-bearing term deposits. An interest-bearing term deposit of $4.0 million matured during the year which was set aside to repay long-term debt maturing in January and February 2007.

Trading securities. Trading securities were $5.5 million at December 31, 2007. There were no trading securities at December 31, 2006. These securities include an investment in a mutual fund that holds interests in adjustable rate mortgage-backed securities, a single REMIC collateralized by a pool of mortgage-backed securities and two securities backed by Small Business Administration loan pools. The REMIC was purchased during the second quarter and the other securities were purchased during the third quarter. Since changes in the fair value of our trading securities will be reflected in our earnings, our earnings volatility may increase.

Securities. Securities decreased by $30.1 million, or 64.9%, to $16.3 million at December 31, 2007 from $46.4 million at December 31, 2006. The decrease is primarily attributable to the reclassification of available-for-sale and held-to-maturity securities totaling $40.3 million to the trading portfolio at March 31, 2007, of which $38.6 million were subsequently sold, with the early adoption of SFAS 157 and SFAS 159. Unrealized losses of $1.4 million were recorded against retained earnings when the securities were transferred from the available-for-sale and held-to-maturity portfolios to the trading portfolio. During the course of the year, we also purchased $11.8 million in securities held-to-maturity, $1.3 million in securities available-for-sale and received $2.2 million in principal payments.

Loans receivable. Loans receivable, including loans held for sale, increased by $16.8 million, or 19.2%, to $104.5 million at December 31, 2007 from $87.7 million at December 31, 2006. We limited our loan sales significantly during 2007. We determined to retain the newly originated mortgages as a strategy to increase yield on the Company’s interest-earning asset portfolio. Real estate mortgages, primarily those secured by one-to-four family homes, continued to show growth in the low-interest rate environment increasing $7.7 million, or 10.3%, to $82.2 million at December 31, 2007 from $74.5 million at December 31, 2006. New construction starts in our markets resulted in our construction loans increasing $1.0 million, or 75.8%, to $2.3 million at December 31, 2007 from $1.3 million at December 31, 2006. Our commercial loans increased by $1.6 million to $1.8 million at December 31, 2007 from $244,000 at December 31, 2006, which is primarily the result of branch referrals as we did not market the commercial loan product actively. We entered into an indirect lending relationship with a local car dealership and placed an emphasis on originating more automobile loans at our offices resulting in automobile loans increasing $2.1 million, or 64.6%, to $5.4 million at December 31, 2007 from $3.3 million at December 31, 2006. Our loan referral program for manufactured homes with a third party resulted in manufactured homes increasing $3.3 million, or 107.5%, to $6.3 million at December 31, 2007 from $3.0 million at December 31, 2006.

FHLB stock. FHLB stock decreased $428,000, or 30.2%, to $989,000 at December 31, 2007 from $1.4 million at December 31, 2006 as we were not required to hold as much stock because we reduced our FHLB term borrowings, did not use our overnight line of credit as frequently and reduced the volume of loans sold to the FHLB.

Deposits. Total deposits increased $1.5 million, or 1.31%, to $114.4 million at December 31, 2007 from $112.9 million at December 31, 2006. Our checking accounts increased $1.1 million, or 7.5%, and our savings accounts increased $1.0 million, or 2.4%, during the year due to the continuation of our direct mail program for our checking accounts and to increases in our health savings accounts, IRA savings and statement savings accounts. Money market accounts decreased $741,000, or 12.3%, and our time deposits increased $47,000, or 0.10%, as we did not increase interest rates paid on these deposit types in concert with the national market.

Borrowings. Borrowings, primarily Federal Home Loan Bank of New York advances, decreased $9.1 million, or 47.8%, to $9.9 million at December 31, 2007 from $19.0 million at December 31, 2006 as net security payments were used to repay borrowings. Short-term borrowings of $575,000 at December 31, 2006 were repaid in 2007. Long-term borrowings decreased $8.5 million, or 46.1%, to $9.9 million at December 31, 2007 from $18.4 million at December 31, 2006. The following is an overview of the long-term borrowing activity during 2007 (in thousands):

Balance at December 31, 2006	$18,431
Principal paid on amortizing borrowings	(3,697)
Principal paid on municipal borrowings	(57)
Term borrowings matured:
January 2007	(2,000)
February 2007	(2,000)
December 2007	(750)

Balance at December 31, 2007	$9,927

Shareholders’ equity. Shareholders’ equity decreased $159,000, or 0.8%, to $18.6 million at December 31, 2007 from $18.7 million at December 31, 2006. The net decrease was a primarily the result of the following:

•	Net income of $170,000 for the year;

•	Additional shareholders’ equity resulting from $54,000 in ESOP shares committed to be released;

•

Other comprehensive income of $11,000, consisting of a favorable defined benefit plan expense adjustment of $91,000, net of taxes, less unrealized losses on securities available for sale, net of taxes, of $80,000;

•

A $464,000 decrease in accumulated other comprehensive loss representing net unrealized losses, net of taxes, on securities transferred from available-for-sale securities to trading securities upon the adoption of SFAS 157 and SFAS 159; offset by

•

A $858,000 cumulative effect adjustment to retained earnings representing unrealized losses, net of taxes, on securities transferred from available-for-sale and held-to-maturity to trading securities upon the adoption of SFAS 157 and SFAS 159.

Comparison of Operating Results for the Years Ended December 31, 2007 and December 31, 2006

General. Earnings increased $89,000, or 109.9%, to $170,000 in 2007 from $81,000 in 2007 primarily due to a $247,000 increase in net interest income offset by a $125,000 decrease in noninterest income and a $38,000 increase in income tax expense.

Interest Income. Interest income increased $265,000, or 3.5%, to $7.9 million for the year ended December 31, 2007 from $7.6 million for the year ended December 31, 2006, which is the result of loan growth and higher yields earned on securities and other interest-earning assets, partially offset by a net decrease in the average balance of total interest-earning assets.

Average loans increased $12.4 million, or 15.0%, to $95.1 million for the year ended December 31, 2007 from $82.7 million for the year ended December 31, 2006, and interest and fee income from loans increased $765,000, or 14.9%, to $5.9 million from $5.1 million during the same respective periods. The increase in the average balance of loans receivable reflected continued demand for fixed rate one- to four-family mortgage loans as rates did not increase proportionally to the rate increases made by the Federal Reserve during 2007 as well as management’s decision to increase the proportion of our assets consisting of loans in order to improve yield in comparison to alternative investments. The yield earned on loans decreased one basis point reflecting our loan portfolio diversification offset by an overall decline in yields for all loan types.

With the adoption of SFAS 159, a significant portion of our mortgage-backed securities were transferred from our available-for-sale and held-to-maturity portfolios to the trading securities portfolio and sold in April 2007. Mortgage-backed securities, including CMOs and REMICs, of $13.1 million were purchased following the adoption of SFAS 159, which were classified as either available-for-sale or held-to-maturity. The yield on mortgage-backed securities increased 100 basis points to 5.38% for the year ended December 31, 2007 from 4.38% for the year ended

December 31, 2006 primarily because the new securities purchased provided a higher yield than those moved to the trading securities portfolio. The remaining mortgage-backed securities classified as held-to-maturity have anticipated cash flows similar to a portion of our borrowings or have small remaining balances.

Average other interest-earning assets increased $3.7 million, or 32.5%, to $15.3 million for the year ended December 31, 2007 from $11.5 million for the year ended December 31, 2006. A portion of the proceeds from the sale of the trading securities portfolio remains in an interest-bearing deposit account, which accounts for the increase in the average balance. The yield earned on average other interest-earning assets increased 79 basis points to 4.95% for the year ended December 31, 2007 from 4.16% for the year ended December 31, 2006 as the portion of the average balance held in the interest-bearing deposits increased significantly during the year and earned a higher interest rate than previously.

Interest Expense. Interest expense increased $18,000, or 0.5%, to $3.9 million for the year ended December 31, 2007 from $3.8 million for the year ended December 31, 2006. The increase in interest expense resulted from an increase in the cost of funds for certificates of deposits and borrowed money and higher average certificate of deposit balances, offset partially by lower average money market accounts, savings accounts and borrowings and to a lesser degree by lower cost of interest-bearing demand and escrow accounts.

Average certificates of deposit increased $4.7 million, or 10.7%, to $48.4 million for the year ended December 31, 2007 from $43.7 million for the year ended December 31, 2006. During the same comparative time periods, the cost of certificates of deposit increased 44 basis points to 4.58% from 4.14%. The higher average balances is the result of certificate of deposits growing significantly during the last quarter of 2006, which did not impact the 2006 average balance significantly while certificate of deposits did not change significantly during 2007. The higher time deposit costs reflect the rate changes in the market in response to the Federal Reserve’s rate increases, which quickly impacts certificate of deposit pricing.

Average money market accounts decreased $1.7 million, or 24.8%, to $5.2 million for the year ended December 31, 2007 from $6.9 million for the year ended December 31, 2006 while the cost decreased 2 basis points to 1.79% from 1.81% for the same comparable period. We determined not to increase rates to match certain competitors as the additional cost outweighed the benefits of retaining the balances.

Average savings accounts decreased $2.9 million, or 6.0%, to $45.5 million for the year ended December 31, 2007 from $48.3 million for the year ended December 31, 2006, and the cost of savings increased 5 basis points to 2.20% from 2.15% during the same comparable period. Savings account balances did increase during 2007, but savings accounts decreased considerably during the final quarter of 2006, which did not significantly impact the 2006 year-to-date average balance; however, the decline did negatively impact the 2007 first quarter average balance. We chose not to increase our savings account rates as the additional cost outweighed the benefits of retaining the balances which resulted in a portion of higher yielding accounts to be withdrawn.

Average interest-bearing demand deposits and escrow accounts increased $396,000, or 5.7%, to $7.3 million for the year ended December 31, 2007 from $6.9 million for the year ended December 31, 2006, which is the result of continued emphasis on marketing of free checking accounts, which pay interest of 0.25% and to higher escrow balances, which is due to growth in our one- to four-family residential mortgages. Interest expense these accounts decreased $10,000, or 30.3%, to $23,000 for the year ended December 31, 2007 from $33,000 from the prior year. The decrease is consistent with the growth noted in lower costing demand deposits, and the fact that since our conversion to a federal charter in July 2006, we no longer pay interest on escrow accounts.

Average borrowings decreased $9.3 million, or 41.5%, to $13.1 million for the year ended December 31, 2007 from $22.3 million for the year ended December 31, 2006, which is the result of repaying borrowings with net proceeds from security transactions. The average cost of borrowings increased 34 basis points to 4.11% from 3.77% during the same comparable period. The increase is primarily the result of $4.0 million in term borrowings maturing during the first quarter of 2007 that had interest rates between 2.62% and 2.72%, while the remaining borrowings carried higher rates.

Net Interest Income. Net interest income increased $247,000, or 6.6%, to $4.0 million for the year ended December 31, 2007 from $3.8 million for the year ended December 31, 2006. Higher yields from interest-earning assets offset by a small increase in our cost of funds for our interest-bearing liabilities reflect the increase in our overall net interest income. Our net interest spread increased to 2.58% during the year ended December 31, 2007 from 2.45% during the year ended December 31, 2006. Our net interest margin increased to 2.96% from 2.69% during the same period. The increase in our net interest rate spread reflected higher yields earned on our interest-earning asset balances due primarily to the net security transactions made during 2007.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision of $96,000 for the year ended December 31, 2007, as compared to a $92,000 provision for the year ended December 31, 2006. We used the same methodology and generally similar assumptions in assessing the allowance for both years, except that we increased the reserve factors applied to commercial, automobile and other consumer loans to reflect increased balances in each type. The allowance for loan losses was $458,000, or 0.44% of loans outstanding at December 31, 2007 compared to $391,000, or 0.45% of loans outstanding, at December 31, 2006. The level of the allowance is based on management’s estimates and judgment, and the ultimate losses may vary from anticipated levels.

Historically, our loan portfolio has primarily consisted of one- to four-family residential mortgage loans. During 2007 we increased our commercial loans $1.6 million or 635.7%, manufactured home loans $3.3 million, or 107.5%, automobile loans $2.1 million, or 64.6%, and other consumer loans $423,000 or 43.8%. As management evaluates the allowance for loan losses, the composition of the loan portfolio and increased risk associated with the commercial and consumer loans may result in larger additions to the allowance for loan losses in future periods.

Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary, based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, our regulators, as an integral part of their examination process, will periodically review our allowance for loan losses. Such an agency may require us to recognize adjustments to the allowance, based on its judgment about information available to it at the time of its examination.

Non-Interest Income. Non-interest income decreased $125,000, or 5.7%, to $2.1 million for the year ended December 31, 2007, compared to $2.2 million for the year ended December 31, 2006. During 2007, the net loss on the trading securities was $77,000, and during 2006, a net gain of $51,000 was realized on the sale of securities.

Banking fees and services charges increased by $51,000, or 5.0%, due primarily to our continued emphasis in assessing and collecting insufficient account balance fees and to greater interchange fees earned as ATM and debit card usage increases. Mortgage banking income decreased $11,000, or 8.8%, as we did not sell as many mortgages as compared to the prior year. The capital gain dividend received from a mutual fund investment decreased $18,000, or 10.2%, which is a reflection of lower gains realized by the fund.

Non-Interest Expense. Non-interest expense decreased $9,000, or 0.2%, and was $5.7 million for the years ended December 31, 2007 and 2006. The following table shows the components of noninterest expense and the percentage changes from 2007 to 2006:

	Years Ended December 31,
	2007	2006	Increase/ Decrease
	(Dollars In thousands)
Compensation and benefits	$3,043	$3,074	(1.0)%
Occupancy and equipment expenses	920	987	(6.8)
Service charges	435	410	6.1
Professional fees	303	287	5.6
Advertising	362	356	1.7
Directors’ fees	139	127	9.4
Telephone and postage	176	168	4.8
Supplies	70	72	(2.8)
Other	278	254	9.4

Total	$5,726	$5,735	(0.2)

Our occupancy and equipment expenses decreased as our older equipment has become fully depreciated, and we have reduced our maintenance costs. Service charges increased primarily due to additional costs for the processing of greater ATM and debit card transactions volume. Professional fees increased due to additional costs incurred for independent review of our electronic data processing system, independent review of our Bank Secrecy Act Program, higher regulatory fees and escalating costs associated with our public company status. Telephone and postage increased primarily due to greater mail volume associated with our direct mail program for checking accounts and our newsletter. Other expenses increased primarily due to incurring higher employee training and check collection costs. We reduced our compensation and benefits through attrition and the re-negotiating our health plan. We anticipate that occupancy, compensation and other expenses are likely to increase in 2008 as a result of our opening of a new full-service facility in January 2008 and the opening of another new full-service branch office later in the year.

Income Taxes. Income tax expense increased $38,000, or 95.0%, to $78,000 for the year ended December 31, 2007 from an expense of $40,000 for the year ended December 31, 2006. The effective tax rate was 31.5% for the year ended December 31, 2007 and 33.1% for the year ended December 31, 2006. Our tax rate differs from the statutory rate primarily due to our non-taxable bank owned life insurance (“BOLI”) income.

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

	At December 31, 2007		Years Ended December 31,
			2007			2006
	Outstanding Balance	Yield/ Rate	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$104,487	6.47%	$95,140	$5,901	6.20%	$82,731	$5,136	6.21%
Mortgage-backed securities	14,700	5.39	9,920	534	5.38	45,428	1,991	4.38
Trading securities	5,457	5.39	14,810	681	4.60	—	—	—
Other interest-earning assets	5,317	2.83	15,285	756	4.95	11,539	480	4.16

Total interest-earning assets	129,961	6.15	135,155	7,872	5.82	139,698	7,607	5.45

Noninterest-earning assets	15,199		12,886			13,371

Total assets	$145,160		$148,041			$153,069

Liabilities and equity:
Interest bearing liabilities:
Interest-bearing demand deposits and escrow	$7,888	0.14%	$7,328	23	0.31%	$6,932	33	0.48%
Money market accounts	5,281	1.81	5,197	93	1.79	6,909	125	1.81
Savings accounts	44,021	2.06	45,459	998	2.20	48,342	1,039	2.15
Certificates of deposit	48,842	4.52	48,394	2,216	4.58	43,721	1,811	4.14

Total interest-bearing deposits	106,032	3.04	106,378	3,330	3.13	105,904	3,008	2.84
Borrowings	9,927	4.25	13,061	537	4.11	22,313	841	3.77

Total interest-bearing liabilities	115,959	3.14	119,439	3,867	3.24	128,217	3,849	3.00

Other noninterest-bearing liabilities	10,636		10,166			10,443

Total liabilities	126,595		129,605			138,660
Shareholders’ equity	18,565		18,436			14,409

Total liabilities and equity	$145,160		$148,041			$153,069

Net interest income				$4,005			$3,758

Interest rate spread		3.01%			2.58%			2.45%
Net interest-earning assets	$14,002		$15,716			$11,481

Net interest margin		3.08%			2.96%			2.69%
Average interest-earning assets to average interest-bearing liabilities			113.16%				108.95%

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

	Years Ended December 31, 2007 vs. 2006
	Increase (Decrease) Due to		Net
	Rate	Volume
	(In thousands)
Interest-earning assets:
Loans receivable	$(8)	$773	$765
Mortgage-backed securities	374	(1,831)	(1,457)
Trading securities	—	681	681
Other interest-earning assets	102	174	276

Total interest-earning assets	468	(203)	265

Interest-bearing liabilities:
Interest-bearing demand deposits and escrow	(12)	2	(10)
Money market accounts	(1)	(31)	(32)
Savings accounts	23	(64)	(41)
Certificates of deposit	202	203	405

Total interest-bearing deposits	212	110	322
Borrowings	70	(374)	(304)

Total interest-bearing liabilities	282	(264)	18

Change in net interest income	$186	$61	$247

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

•

Pursue modest diversification into non-residential lending, particularly automobile, manufactured home and consumer loans, which typically have shorter terms than one- to four-family residential mortgage loans;

•	Sell a portion of our newly originated fixed-rate residential mortgage loans;

•	Place a greater emphasis on building sources of non-interest income through expanded offerings of insurance and other fee generating financial products and services;

•	Reduce the interest rate sensitivity of interest-bearing liabilities through utilization of fixed-rate borrowings with terms of more than one year.

Depending on market conditions, we often place more emphasis on enhancing net interest margin rather than matching the interest rate sensitivity of our assets and liabilities. In particular, we believe that the increased net interest income resulting from a mismatch in the maturity of our asset and liabilities portfolios can, during periods of stable or declining interest rates provide high enough returns to justify increased exposure to sudden and unexpected increasing in interest rates. For instance, during 2007, we retained most of our long-term fixed rate loan originations. As a result of this philosophy, our results of operations and the economic value of our equity will remain vulnerable to increases in interest rates and to declines in the difference between long- and short-term interest rates.

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

Net Portfolio Value Simulation Analysis. An important measure of interest risk is the amount by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) changes in the event of a range of assumed changes in market interest rates. Seneca Falls Savings Bank has utilized the Office of Thrift Supervision to provide an analysis of estimated changes in the Bank’s NPV under the assumed instantaneous changes in the United States Treasury yield curve set forth below. The Office of Thrift Supervision model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of the NPV.

The table sets forth, as of December 31, 2007, the estimated changes in our NPV that would result from the designated instantaneous changes in the United States Treasury yield curve.

	Net Portfolio Value (“NPV”)
		Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets
Change in Interest Rates (Basis Points)	Estimated NPV	Amount of Change	Percentage Change	NPV Ratio	Change in Basis Points
	(Dollars in thousands)
+300	$17,949	$(4,992)	(22)%	12.41%	(271)
+200	19,904	(3,036)	(13)	13.52	(160)
+100	21,759	(1,181)	(5)	14.52	(60)
0	22,941	—	0	15.12	—
-100	23,040	99	0	15.10	(2)
-200	22,587	(354)	(2)	14.77	(35)

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2007, cash and cash equivalents totaled $7.4 million, including interest-earning deposits of $3.7 million. Trading securities and securities classified as available-for-sale, which provide additional sources of liquidity, totaled $5.5 million and $2.8 million, respectively, at December 31, 2007. In addition, at December 31, 2007, we had the ability to borrow up to approximately $60.1 million from the Federal Home Loan Bank of New York. On that date, we had $9.9 million outstanding. At December 31, 2007, we also had a repurchase facility with a major commercial bank under which we can borrow up to $10 million with our mortgage-backed securities portfolio serving as collateral. On that date, we did not have any advances outstanding under the repurchase agreement.

At December 31, 2007, we had $1.5 million in loan commitments outstanding. In addition to commitments to originate loans, we had $5.7 million in unused lines of credit. Certificates of deposit due within one year of December 31, 2007 totaled $36.5 million, or 31.9% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. Based on the foregoing, in addition to our level of core deposits and capital, we consider our liquidity and capital resources sufficient to meet our outstanding short-term and long-term needs.

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

The following table presents our primary investing and financing activities during the periods indicated.

	Years Ended December 31,
	2007	2006
	(In thousands)
Cash flows from investing activities:
Loan originations, net of amortization and repayments	$(17,097)	$(8,691)
Principal repayments and maturities from securities	2,163	10,473
Purchases of interest-bearing term deposits and securities	(13,128)	(4,077)
Proceeds from the maturity of interest-bearing term deposits	4,000	—
Proceeds from the sale of securities	—	1,061

Cash flows from financing activities:
Increase in deposits	1,479	10
Net (decrease) increase in borrowings	(9,079)	(8,222)
Proceeds from common stock offering, net of ESOP purchase	—	8,955

We are not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect on our liquidity, capital or operations, nor are we aware of any current recommendations by regulatory authorities, which if implemented, would have a material effect on liquidity, capital or operations.

Capital Management. Seneca Falls Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2007, the Bank exceeded all of its regulatory capital requirements and is considered “well-capitalized” under regulatory guidelines. See “Supervision and Regulation – Federal Banking Regulation – Capital Requirements,” “Regulatory Capital Compliance” and note 15 of the notes to the consolidated financial statements.

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

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and unused lines of credit. For information about our loan commitments and unused lines of credit, see note 18 of the notes to the consolidated financial statements. We have a “best efforts” commitment to sell an additional $5.1 million in qualifying residential mortgages to the Federal Home Loan Bank of Chicago by October 18, 2008. It is not likely that we will be able to fulfill the best efforts commitment by the deadline. There are no penalties incurred by Seneca Falls Savings Bank if the best efforts commitment is not met. It is likely that Seneca Falls Savings Bank will extend the best efforts commitment an additional year.

Impact of Recent Accounting Pronouncements. See the Notes to the Consolidated Financial Statements, Footnote 2(s) for a review of recent accounting pronouncements.

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

The following consolidated financial statements and independent auditor’s report of Seneca-Cayuga Bancorp, Inc. are contained on pages 53 through 87 of this item:

•	Management’s Report on Internal Control over Financial Reporting

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Financial Condition – December 31, 2007 and 2006

•	Consolidated Statements of Income – Years Ended December 31, 2007 and 2006

•	Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2007 and 2006

•	Consolidated Statements of Cash Flows – Years Ended December 31, 2007 and 2006

•	Notes to Consolidated Financial Statements – December 31, 2007 and 2006

Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Seneca-Cayuga Bancorp, Inc.

Seneca Falls, New York

We have audited the accompanying consolidated statements of financial condition of Seneca-Cayuga Bancorp, Inc. and its subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for the years then ended. Seneca-Cayuga Bancorp, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seneca-Cayuga Bancorp, Inc. and its subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the consolidated financial statements in 2007, the Company changed its method of accounting for fair value measurements and adopted the fair value option for financial assets and financial liabilities, and in 2006, as discussed in Note 14 to the consolidated financial statements, the Company changed its method of accounting for its defined benefit pension plan.

/s/ Beard Miller Company LLP

Beard Miller Company LLP
Syracuse, New York
March 18, 2008

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Financial Condition

	December 31,
	2007	2006
	(Dollars in thousands except share data)
Assets
Cash and due from banks	$3,677	$3,026
Interest-bearing deposits in banks	3,744	61

Cash and cash equivalents	7,421	3,087
Interest-bearing term deposits	—	4,000
Trading securities	5,457	—
Securities available-for-sale	2,773	22,667
Securities held-to-maturity (fair value 2007—$13,713 and 2006—$ 23,155)	13,500	23,719
Loans held for sale	—	65
Loans receivable, net of allowance for loan losses (2007—$458 and 2006—$ 391)	104,487	87,622
Federal Home Loan Bank of New York stock, at cost	989	1,417
Premises and equipment, net	4,584	4,378
Bank-owned life insurance	2,900	2,809
Pension plan asset	651	499
Foreclosed assets	142	140
Intangible assets, net and goodwill	389	410
Accrued interest receivable	555	773
Other assets	1,312	1,180

Total assets	$145,160	$152,766

Liabilities and Shareholders’ Equity
Liabilities
Non-interest bearing deposits	$9,079	$8,706
Interest-bearing deposits	105,325	104,219

Total deposits	114,404	112,925
Short-term borrowings	—	575
Long-term debt	9,927	18,431
Advances from borrowers for taxes and insurance	707	603
Official checks	760	920
Other liabilities	797	588

Total liabilities	126,595	134,042

Commitments and contingencies	—	—

Shareholders’ Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 9,000,000 shares authorized, shares issued and outstanding—2,380,500	24	24
Additional paid-in-capital	9,934	9,942
Retained earnings	9,916	10,604
Accumulated other comprehensive loss	(469)	(944)
Unearned ESOP shares, at cost	(840)	(902)

Total shareholders’ equity	18,565	18,724

Total liabilities and shareholders’ equity	$145,160	$152,766

See accompanying notes to consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Income

	Years Ended December 31,
	2007	2006
	(in thousands, except per share data)
Interest and dividend income:
Loans, including fees	$5,901	$5,136
Debt securities:
Mortgage-backed	534	1,991
Taxable	—	102
Tax-exempt	6	10
Trading securities	681	—
Interest-bearing term deposits	25	172
Interest-bearing deposits	613	34
Other	112	162

Total interest and dividend income	7,872	7,607

Interest expense:
Deposits	3,330	3,008
Short-term borrowings	11	158
Long-term debt	526	683

Total interest expense	3,867	3,849

Net interest income	4,005	3,758
Provision for loan losses	96	92

Net interest income after provision for loan losses	3,909	3,666

Non-interest income:
Banking fees and service charges	1,063	1,012
Insurance commissions	706	711
Mortgage banking income, net	114	125
Capital gain distribution on securities available-for-sale	159	177
Net loss on trading securities	(77)	—
Gain on sale of securities available-for-sale	—	51
Other	100	114

Total non-interest income	2,065	2,190

Non-interest expense:
Compensation and benefits	3,043	3,074
Occupancy and equipment expenses	920	987
Service charges	435	410
Professional fees	303	287
Advertising	362	356
Directors fees	139	127
Supplies	70	72
Telephone and postage	176	168
Amortization of intangible assets	21	25
Other	257	229

Total non-interest expense	5,726	5,735

Income before income taxes	248	121
Income tax expense	78	40

Net income	$170	$81

Earnings per common share – basic and diluted	$0.07	$0.05

Weighted average number of common shares outstanding – basic and diluted	2,293	1,775

See accompanying notes to consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Shareholders’ Equity

	Years Ended December 31, 2007 and 2006
	(In thousands, except share data)
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Total Shareholders’ Equity
Balance, January 1, 2006	$—	$80	$10,523	$(491)	$—	$10,112
Comprehensive income:
Net income	—	—	81	—	—	81
Unrealized holding gains on securities available for sale (net of $48 tax expense)	—	—	—	74	—	74

Total comprehensive income						155

Shares issued in public offering (2,380,500 shares)	24	9,864	—	—	—	9,888
Shares purchased by ESOP	—	—	—	—	(933)	(933)
ESOP shares committed to be released (3,111 shares)	—	(2)	—	—	31	29
Initial adoption of SFAS #158, (net of $335 tax benefit)	—	—	—	(527)	—	(527)

Balance, December 31, 2006	$24	$9,942	$10,604	$(944)	$(902)	$18,724
Cumulative effect of a change in accounting principle upon the adoption of SFAS 159 (net of recognized tax benefit of $545 and reversal of unrecognized tax benefit of $292)	—	—	(858)	464	—	(394)

Comprehensive income:
Net income	—	—	170	—	—	170
Unrealized holding losses on securities available for sale (net of $55 tax benefit)	—	—	—	(80)	—	(80)
Pension plan gains and losses and past service liability not recognized in pension expense (net of $61 tax expense)	—	—	—	91	—	91

Total comprehensive income	—	—	—	—	—	181

ESOP shares committed to be released (6,221 shares)	—	(8)	—	—	62	54

Balance, December 31, 2007	$24	$9,934	$9,916	$(469)	$(840)	$18,565

See accompanying notes to consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income	$170	$81
Adjustments to reconcile net income to net cash provided by operating activities:
Net (accretion) amortization of discounts and premiums	(6)	13
Change in trading securities	34,849	—
Gain on sale of securities-available for sale	—	(51)
Loans originated for sale	(117)	(7,984)
Proceeds from sale of loans	182	8,005
Gains on sale of loans	—	(20)
Provision for loan losses	96	92
Depreciation and amortization	364	448
Deferred tax expense	63	120
Net loss (gains) on sale of foreclosed property and assets	1	(18)
Non-cash ESOP expense	54	29
Income from bank-owned life insurance	(91)	(81)
Decrease (increase) pension plan asset	1	(200)
Amortization of intangible assets	21	25
Decrease (increase) in accrued interest receivable	218	(139)
Decrease in other assets	41	18
Increase in official checks and other liabilities	49	398

Net cash provided by operating activities	35,895	736

Cash flows from investing activities:
Maturity (purchase) of interest-bearing term deposits	4,000	(4,000)
Principal repayments on mortgage-backed securities held-to-maturity	2,082	3,541
Proceeds from sale of securities available-for-sale	—	1,061
Maturities and calls of securities held-to-maturity	57	49
Principal repayments on mortgage-backed securities available-for-sale	24	6,884
Purchases of securities held-to-maturity	(11,815)	—
Purchases of securities available-for-sale	(1,313)	(77)
Net increase in loans	(17,097)	(8,691)
Purchases of Federal Home Loan Bank stock	(1,000)	(1,804)
Proceeds from sale of Federal Home Loan Bank stock	1,428	1,877
Purchase of bank-owned life insurance	—	(600)
Purchases of premises and equipment	(570)	(135)
Proceeds from sale of foreclosed assets	139	67

Net cash used by investing activities	(24,065)	(1,828)

Cash flows from financing activities:
Increase in deposits	1,479	10
Net decrease in short-term borrowings	(575)	(8,175)
Proceeds from long-term debt	—	6,000
Repayment of long-term debt	(8,504)	(6,047)
Increase in advance payments by borrowers for taxes and insurance	104	18
Net proceeds from common stock offering	—	9,888
Purchase of shares for ESOP	—	(933)

Net cash (used) provided by financing activities	(7,496)	761

Net change in cash and cash equivalents	4,334	(331)
Cash and cash equivalents at beginning of year	3,087	3,418

Cash and cash equivalents at end of year	$7,421	$3,087

Supplementary information:
Interest paid	$3,887	$3,857
Net loans transferred to foreclosed real estate	136	190
Income taxes paid	4	1

See accompanying notes to consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

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

In addition, Seneca-Cayuga Personal Services, LLC (the Agency), doing business as Royce & Rosenkrans, Inc., offers insurance and fixed annuity products through licensed employees in the same market area.

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

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

c.	Cash and Cash Equivalents

Cash and cash equivalents include cash, amounts due from banks, including interest bearing demand deposits and items in the process of collection.

d.	Trading Securities

The Company engages in trading activities for its own account. Securities that are held principally for resale in the near term are recorded in the trading securities account at fair value with changes in fair value recorded in earnings. Interest and dividends are included in net interest income.

e.	Securities

The Company reports debt and equity securities, other than trading securities, in one of the following categories: (i) “held-to-maturity” which management has the positive intent and ability to hold debt securities to maturity and are reported at amortized cost adjusted for the amortization of premiums and accretion of discounts; and (ii) “available-for-sale” which includes all other debt and equity securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. The Company classifies its securities in one of these categories based upon determinations made at the time of purchase, and re-evaluates their classification each quarter end.

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

f.	Federal Home Loan Bank of New York Stock

The Company is required by law to hold stock in the Federal Home Loan Bank of New York. Such stock is recorded at cost.

g.	Loans Held for Sale and Related Commitments

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

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Gains and losses on sales of whole loans and loan participation interests are recognized when the sales proceeds are received, and are measured in accordance with SFAS No. 140 (including consideration of assets obtained and liabilities incurred in the transfer, if any, such as servicing rights and recourse obligations). All but a minor portion of the Bank’s loan sales have been made on a recourse basis. Recourse obligations, if any, are determined based on an estimate of probable credit losses over the term of the loan. Servicing assets and recourse liabilities on loan sales through December 31, 2007 are not material to the Company’s financial position and results of operations. Loan servicing income is reported in non-interest income.

h.	Loans

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

i.	Allowance for Loan Losses

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

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

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

j.	Premises and equipment

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

k.	Bank-owned life insurance

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

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

l.	Intangible assets and goodwill

Intangible assets represent acquired assets that lack physical substance, but can be distinguished from goodwill because of contractual or other legal rights. The Company’s intangible assets consist of customer lists and covenants not to compete that were acquired in connection with business acquisitions. Customer lists are being amortized on an accelerated basis over their useful life, which is 10 years. Covenants not to compete are being amortized on a straight-line basis over the period of time covered by the covenant, which have a weighted average life of 10 years. Additionally, the Company reviews its identifiable assets for impairment whenever events or circumstances indicate that the carrying value many not be recoverable.

Goodwill represents the excess of the cost of an acquisition over the fair value of tangible and identifiable intangible assets acquired in a business combination utilizing purchase accounting. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, business acquisition goodwill is no longer ratably amortized, but rather it is tested at least annually for impairment.

m.	Employee benefit plans

The Bank participates in a noncontributory defined benefit pension plan, which covers substantially all eligible Company employees at least 21 years of age and with at least one year of service. Benefits under this plan generally are based on employees’ years of service and compensation. The Bank makes annual contributions to the Plan equal to the maximum amount that can be deducted for income tax purposes.

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

n.	Foreclosed assets

Real estate and other assets acquired in settlement of loans are carried at the fair value of the property at the date of acquisition. Write-downs from cost to fair value less estimated selling costs which are required at the time of foreclosure or repossession are charged to the allowance for loan losses. Subsequent write-downs to fair value, net of estimated selling costs, and net operating expenses of foreclosed assets are charged to other non-interest expenses.

o.	Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

p.	Income taxes

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

q.	Comprehensive income

Comprehensive income, for the years ended December 31, 2007 and 2006, consists of net income, the change in net unrealized gains and losses in the fair value of securities available-for-sale, net of taxes and the amortization of current year gains and losses and past service liability that have not been recognized in pension expense, net of taxes.

r.	Earnings Per Common Share

Basic earnings per common share is calculated by dividing the net income by the weighted-average number of common shares outstanding during the period. The common shares issued to Seneca Falls Savings Bank, MHC of 1,309,275 are assumed to be outstanding for all periods presented, consistent with the provisions of SFAS No. 128, Earnings per Share, pertaining to changes in capital structure. The 1,071,225 shares issued to the public are included in the weighted average common shares outstanding calculation since their issuance. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released. The Company has not granted any restricted stock awards or stock options and, during the year ended December 31, 2007 and 2006, had no potentially dilutive common stock equivalents.

s.	Recent accounting pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”). SFAS 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The Company adopted the provisions of SFAS 155, as required, on January 1, 2007, with no impact on the Company’s consolidated financial position and results of operations.

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

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

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

FASB statement No. 141(R), Business Combinations (“SFAS 141(R)”), was issued in December 2007. This Statement established principles and requirements for how the acquirer of a business recognized and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquire. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the Company January 1, 2009. This new pronouncement will impact the Company’s Accounting for business combinations completed beginning January 1, 2009.

FASB statement No. 160, Noncontrolling Interest in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS 160”) was issued in December 2007. This Statement established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become for the Company effective January 1, 2009. The Company does not expect the adoption of SFAS 160 to have a material effect on its consolidated financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, Account for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that companies recognize in their financial statement the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. In May 2007, the FASB issued FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FIN 48-1”), which provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Upon the FASB’s issuance of Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises (“FIN 48-2”) in February 2008, the provision of FIN 48 and FIN 48-1 as an effective adjustment to opening retained earnings. The Company does not expect the adoption of FIN 48 and FIN 48-1 to have a material effect on its consolidated financial position or results of operations.

In September 2006, the FASB ratified Emerging Issued Task Force Issue No 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements (“EITF 06-04”). EITF 06-04 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS 106 or APB Opinion 12, as appropriate. EITF 06-04 is effective for the Company on January 1, 2008. The adoption of EITF 06-04 has no effect on the Company’s consolidated financial position or results of operation.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements (“EITF 06-10”). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligations as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for the Company on January 1, 2008. The adoption of EITF 06-04 has no effect on the Company’s consolidated financial position or results of operation.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (“SAB 109”), expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff’s views consistent with current authoritative accounting guidance, SAB 109 revises and rescinds portions of SAB No. 105, Application of Accounting Principles to Loan Commitments.” Specifically, SAB 109 revises the SEC staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB 109 retains the staff’s views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect SAB 109 to have any impact on its financial statements.

3.	Balances at Other Banks

The Bank is required to maintain cash balances on hand or with the Federal Reserve Bank. At December 31, 2007 and 2006, these reserve balances amounted to $418,000 and $762,000.

4.	Trading Securities

Trading securities, at fair value, consist of the following at December 31, 2007:

U.S. government and agency securities	$2,366
Mortgage-backed securities	1,325
Equity securities	1,766

Total trading securities	$5,457

The Company did not have any trading securities at December 31, 2006.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment to FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The purpose of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective January 1, 2008. SFAS 159 provides for early adoption provided:

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

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

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

Under the new standards, the use of fair value is specifically prohibited for our deposits. As our deposits represent a very significant portion of our liabilities, we determined that to use fair value for most of our assets was not appropriate, as we would be measuring assets and liabilities differently and the overall presentation would not fairly present our financial position. As our investment portfolio is utilized to address interest rate management objectives, we elected fair value for most of our securities portfolio. Upon adoption of the new standards, the remaining securities for which the use of fair value reporting was not elected included our investment in a large cap equity fund carried in our available-for-sale portfolio, several mortgage-backed securities held-to-maturity and our municipal bonds held-to-maturity. The large cap equity fund is held by the Holding Company and is maintained to provide sufficient income to cover the Holding Company’s expenses rather than to address specific interest rate management objectives. The mortgage-backed securities held-to-maturity either have very small balances, are pledged as collateral against a specific borrowing, or have projected cash flows that are closely aligned with anticipated cash flows from borrowings. The municipal bonds are pledged as collateral against a specific borrowing.

Our objective is to more actively trade securities and remove longer term and lower yielding securities and replace them with new securities of different types with shorter terms. The new securities will be included in our trading portfolio to the extent they are not aligned with anticipated cash flows from borrowings. We may also sell a portion of the trading portfolio and use the proceeds to fund loan originations or to purchase loans. At December 31, 2007, the securities held-to-maturity exceed the balance of long-term debt by $3.6 million. We anticipate the rate at which our securities held-to-maturity prepay to increase as the rates are reduced. As a result, it is likely that the balance of securities held-to-maturity will generally exceed the balance of long term debt to compensate for the uncertainty of principal cash flows from the securities held-to-maturity.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

The following table is a summary of the securities transferred to trading upon the early adoption of the new standards at January 1, 2007:

	Amortized Cost	Pre-tax Loss Upon the Adoption of the New Standards	Fair Value
	(in thousands)
Securities transferred to trading securities from:
Securities available-for-sale:
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

Upon the adoption of the new standards at January 1, 2007, an additional $249,000 was recorded as a deferred tax asset related to the unrealized net loss on held to maturity securities transferred to trading securities.

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

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

The April 2007 sale resulted in the Company realizing a pre-tax net loss of $361,000. The proceeds of the sale were used to:

•	purchase held-to-maturity securities that more closely match the repayment schedule of our FHLB amortizing borrowings and FHLB term advances totaling $13.4 million at March 31, 2007; and

•	purchase trading securities that maintain their economic value in a flat rate environment and are generally of a much shorter duration than the trading portfolio at March 31, 2007.

We purchased $9.3 million in CMOs and REMICs with projected cash flows closely aligned with our FHLB borrowings, which settled by May 31, 2007. These securities were classified as held-to-maturity and had an estimated weighted average duration of 1.59 years as compared to an average duration of 2.36 years for the trading portfolio at March 31, 2007. We also purchased a $2.0 million CMO with an average life of 0.69 years that also settled by May 31, 2007 which is included in our trading portfolio.

5.	Securities

Investments in securities available-for-sale and held-to-maturity at December 31, 2007 and 2006 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2007:
Securities available-for-sale:
Mortgage-backed securities	$1,289	$3	$—	$1,292
Equity securities	1,539	—	(58)	1,481

Total securities available-for-sale	$2,828	$3	$(58)	$2,773

Securities held-to-maturity:
State and political subdivisions	$92	$4	$—	$96
Mortgage-backed securities	13,408	210	(1)	13,617

Total securities held-to-maturity	$13,500	$214	$(1)	$13,713

December 31, 2006:
Securities available-for-sale:
Mortgage-backed securities	$20,077	$—	$(713)	$19,364
Equity securities	3,270	80	(47)	3,303

Total securities available-for-sale	$23,347	$80	$(760)	$22,667

Securities held-to-maturity:
State and political subdivisions	$151	$1	$(1)	$151
U.S. Government and federal agency obligations	2,500	—	(52)	2,448
Mortgage-backed securities	21,068	94	(606)	20,556

Total securities held-to-maturity	$23,719	$95	$(659)	$23,155

All of the Company’s mortgage-backed securities were acquired by purchase (with no securities resulting from retained interests in loans sold or securitized by the Bank). Mortgage-backed securities issued by government-sponsored enterprises at December 31, 2007 consist of (i) Freddie Mac securities with an amortized cost of $7,047,000 and an estimated fair value of $7,083,000, (ii) Fannie Mae securities with an amortized cost of $6,258,000 and an estimated fair value of $6,402,000, (iii) Ginnie Mae securities with an amortized cost of $49,000 and an estimated fair value of $55,000 and (iv) privately issued securities with an amortized cost of $1,343,000 and an estimated fair value of $1,369,000. Mortgage backed securities are the only securities of individual issuers held by the Company with an aggregate book value which exceeds 10% of the Company’s equity at December 31, 2007.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 and 2006, are as follows:

	12 Months or Less		More Than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(in thousands)
December 31, 2007:
Securities available-for-sale:
Equity securities	$1,481	$(58)	$—	$—	$1,481	$(58)

Total securities available-for-sale	$1,481	$(58)	$—	$—	$1,481	$(58)

Securities held-to-maturity:
Mortgage-backed securities	$—	$—	$487	$(1)	$487	$(1)

Total securities held-to-maturity	$—	$—	$487	$(1)	$487	$(1)

December 31, 2006:
Securities available-for-sale:
Mortgage-backed securities	$—	$—	$19,364	$(712)	$19,364	$(713)
Equity securities	—	—	1,684	(47)	1,684	(47)

Total securities available-for-sale	$—	$—	$21,048	$(760)	$21,048	$(760)

Securities held-to-maturity:
State and political subdivisions	$—	$—	$30	$(1)	$30	$(1)
U.S. Government and federal agency obligations	496	—	1,952	(48)	2,448	(52)
Mortgage-backed securities	98	(150)	17,384	(605)	17,482	(606)

Total securities held-to-maturity	$594	$(150)	$19,366	$(654)	$19,960	$(659)

At December 31, 2007, there was one security in a continuous unrealized loss position for 12 months or less and one security in a continuous unrealized loss position for more than 12 months. The equity securities are shares in a mutual fund that is invested in the common stock of companies each with capitalization exceeding $8 billion. The mutual fund paid a capital gain dividend in December 2007, which resulted in its market value dropping below our cost basis. We expect that the fund’s market decline is temporary and will be fully recovered. The mortgage-backed security with the unrealized loss at December 31, 2007 is a federal agency mortgage-backed security and was caused by increases in market yields subsequent to purchase. The contractual cash flows of the federal agency mortgage backed security is guaranteed by an agency of the U.S. government. Accordingly, it is not expected to be settled at a price less than the par value of the security because the decline in market value is attributable to changes in interest rates and not credit quality; and because the Company has the intent and ability to hold this investment until recovering its fair value, which may be at maturity. The Company does not consider these investments to be other than temporarily impaired at December 31, 2007. There were no debt securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the security. Based on these facts and circumstances, the Company did not consider any securities to be other-than-temporarily impaired at December 31, 2007.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

The following is a summary of the amortized cost and estimated fair values of debt securities at December 31, 2007, by remaining term to contractual maturity other than mortgage-backed securities. Actual maturities may differ from these amounts because certain issuers have the right to call or redeem their obligations prior to contractual maturity. The contractual maturities of mortgage-backed securities generally exceed 20 years; however, the effective average life is expected to be substantially shorter due to anticipated repayments and prepayments.

	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due over one year through five years	$—	$—	$50	$53
Due over five through ten years	—	—	42	43

	—	—	92	96
Mortgage-backed securities	1,289	1,292	13,408	13,617

Total	$1,289	$1,292	$13,500	$13,713

There were no sales of available for sale securities in 2007. We realized a $51,000 gross gain on the sale of securities available-for-sale for the year ended December 31, 2006.

6.	Loans Receivable, net

Loans receivable, net are summarized as follows:

	December 31,
	2007	2006
	(in thousands)
Real estate mortgages:
One- to four-family	$77,906	$70,348
Multi-family	594	727
Nonresidential	3,707	3,362

Total real estate mortgages	82,207	74,437
Construction	2,359	1,342
Commercial	1,795	244
Home equity lines and loans	4,244	3,967
Manufactured home loans	6,326	3,049
Automobile loans	5,453	3,313
Other consumer loans	1,389	966

Total loans receivable	103,773	87,318
Deferred loan origination costs, net	1,172	695
Allowance for loan losses	(458)	(391)

Total loans receivable, net	$104,487	$87,622

At December 31, 2007 and 2006, loans receivable in non-accrual status were $304,000 and $376,000. Interest which would have been recorded on these loans had they been accruing was $25,000 and $28,000 in the years ended December 31, 2007 and 2006. The Company was not committed to fund additional amounts on these loans at December 31, 2007 and 2006. The Company had no loans considered impaired and no loans 90 days or more delinquent and still accruing interest at December 31, 2007 and 2006.

At December 31, 2007 and 2006, one- to four-family mortgage loans serviced for others amounted to approximately $31.2 and $33.2 million, respectively and are not included in the accompanying consolidated statements of financial condition, of which $30.1 and $32.1 at December 31, 2007 and 2006 have recourse provisions. No mortgage servicing rights assets or liabilities were recorded as future servicing revenues approximate future servicing costs.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Activity in the allowance for loan losses is summarized below:

	Years Ended December 31,
	2007	2006
	(in thousands)
Allowance at beginning of year	$391	$371
Provision for loan losses	96	92
Charge-offs	(39)	(86)
Recoveries	10	14

Allowance at end of year	$458	$391

7.	Federal Home Loan Bank of New York Stock

The Bank is required to maintain an investment in the stock of the Federal Home Loan Bank of New York (“FHLB”) in an amount equal to at least 1% of the unpaid principal balances of the Bank’s residential mortgage loans or 1/20 of its outstanding advances from the FHLB, whichever is greater. Purchases and sales of stock are made directly with the FHLB at par value.

8.	Premises and Equipment

A summary of the cost and accumulated depreciation and amortization of premises and equipment follows:

	At December 31,
	2007	2006
	(in thousands)
Premises:
Land	$1,984	$1,482
Buildings and improvements	3,934	4,019
Equipment	1,200	1,133

	7,118	6,634
Less accumulated depreciation and amortization	2,534	2,256

	$4,584	$4,378

At December 31, 2007, the Bank was obligated under non-cancelable operating leases on property and equipment used for banking purposes. One lease contains escalation clauses which provide for increased rental expense based upon the consumer price index. Lease expense was $59,000 and $61,000 for the years ended December 31, 2007 and 2006. Future minimum lease commitments under the non-cancelable operating leases are as follows (in thousands):

Years Ending December 31,
2008	$59
2009	59
2010	27
2011	1

$146

The leases contain options to extend for additional periods, which are not included in the table above.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

9.	Intangible Assets and Goodwill

Intangible assets and goodwill, assigned to the insurance agency segment, are summarized as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Value
	(in thousands)
December 31, 2007:
Amortized intangible assets:
Customer lists	$461	$(427)	$34
Non-compete agreements	65	(37)	28
Goodwill	327	—	327

	$853	$(464)	$389

December 31, 2006:
Amortized intangible assets:
Customer lists	$461	$(413)	$48
Non-compete agreements	65	(30)	35
Goodwill	327	—	327

	$853	$(443)	$410

Goodwill is being amortized for federal and state income tax purposes.

The estimated amortization expense in subsequent years is as follows (in thousands):

Years Ending December 31,
2008	$28
2009	16
2010	4
2011	4
2012	4
Thereafter	6

$62

There were no impairment losses on intangible assets or goodwill for the years ended December 31, 2007 and 2006.

10.	Deposits

Deposits, by deposit type, are summarized as follows:

	December 31,
	2007	2006
	(in thousands)
Checking accounts, non-interest bearing	$9,079	$8,706
Checking accounts, interest-bearing	7,181	6,421
Money market accounts	5,281	6,022
Savings accounts	44,021	42,981
Certificates of deposit	48,842	48,795

	$114,404	$112,925

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Scheduled maturities of certificates of deposit at December 31, 2007 are summarized as follows (in thousands):

Years Ending December 31,
2008	$36,545
2009	5,073
2010	2,942
2011	889
2012	2,673
thereafter	720

$48,842

Interest expense on deposits, classified by type, follows:

	Years Ended December 31,
	2007	2006
	(in thousands)
Savings	$998	$1,039
Checking	23	33
Money market	93	125
Time deposits	2,216	1,811

	$3,330	$3,008

The aggregate amount of deposits with balances equal to or greater than $100,000 was $27,634,000 and $25,396,000 at December 31, 2007 and 2006. Except as defined in Federal Deposit Insurance Corporation (FDIC) regulations; deposits in excess of $130,000 are not insured.

11.	Short-term Borrowings

The Bank maintains a $14.9 million overnight line of credit and a $14.9 million one-month repricing line of credit with the Federal Home Loan Bank of New York (“FHLB”). In addition, the Bank may borrow an additional $31.1 million in term borrowings from the FHLB with terms of one month to ten years. The Bank’s aggregate unused FHLB borrowing capacity was approximately $60.8 million at December 31, 2007.

Outstanding FHLB advances with original maturities of twelve months or less were $575,000 at December 31, 2006. There were no outstanding short-term borrowings at December 31, 2007. The FHLB advances at December 31, 2006 consisted of $575,000 against the overnight line of credit with an interest rate of 5.38%.

The Bank also has a repurchase agreement with a correspondent bank providing an additional $10 million in liquidity. Funds obtained under the repurchase agreement are secured by the Bank’s mortgage-backed securities. There were no advances outstanding under the repurchase agreement at December 31, 2007 and 2006.

Borrowings are secured by the Bank’s investment in FHLB stock and by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (principally securities and residential mortgage loans) not otherwise pledged, with a fair value (as defined) at least equal to 120% of outstanding advances, or $11.9 million at December 31, 2007. The Bank satisfied its collateral requirement at December 31, 2007 and 2006.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

12.	Long-term Borrowings

At December 31, 2007 and 2006, long-term outstanding FHLB advances having original maturities exceeding twelve months were $9,835,000. Long-term borrowings at December 31, 2007 consisted of fixed-rate term advances with rates ranging from 3.97% to 4.15% (weighted average rate of 4.06% at December 31, 2007) and fixed-rate amortizing advances with rates ranging from 2.76% to 5.50% (weighted average rate of 4.27% at December 31, 2007).

The Bank transferred state and municipal bonds to a unit trust fund (the “Trust”) sponsored by an investment banking firm in return for cash equal to the par value of the bonds plus accrued interest at the date of transfer. The Trust has put options which would require the Bank to repurchase the bonds at specified prices on annual repurchase dates if any debt obligation is deemed to be taxable or in default. The repurchase agreements with respect to each bond terminate at various dates through 2016 with interest rates ranging from 5.40% to 7.40% (weighted average rate of 5.68% at December 31, 2007). This transaction has been recorded as a borrowing. This borrowing amounted to $92,000 and $150,000 at December 31, 2007 and 2006. The Bank secured its obligation to repurchase the bonds by pledging securities with an approximate fair value of $605,000 and $554,000 at December 31, 2007 and 2006, respectively.

The maturities of long-term borrowings are as follows (in thousands):

Years Ending December 31,
2008	$4,543
2009	3,009
2010	1,121
2011	565
2012	181
Thereafter	508

$9,927

13.	Income Taxes

The Company’s provision for income taxes included in the consolidated statements of income is as follows:

	Years Ended December 31,
	2007	2006
	(in thousands)
Current tax expense (benefit):
Federal	$—	$(96)
State	15	16

Total current tax expense (benefit)	15	(80)

Deferred tax expense (benefit):
Federal	106	113
State	(43)	7

Total deferred tax expense	63	120

Income tax expense	$78	$40

Income tax expense of $0 and $20,000 was recognized in connection with the gain on sale of securities available-for-sale for the year ended December 31, 2007 and 2006.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

The reconciliation of the Company’s U.S. statutory rate to the Company’s effective tax rate is as follows (dollars in thousands):

	Years Ended December 31,
	2007		2006
	Amount	% of Pretax Income	Amount	% of Pretax Income
Tax expense at statutory rate	$84	34%	$41	34%
Increase in cash value of life insurance	(31)	(13)	(31)	(26)
State tax expense (benefit), net of federal tax	(18)	(8)	15	12
Other	42	18	15	13

Income tax expense	$78	31%	$40	33%

The Company files consolidated Federal income and New York State franchise tax returns on a calendar-year basis. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2007	2006
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$177	$152
Net unrealized losses on securities	21	265
Trading securities market value changes	59	—
Impairment writedown on securities	112	113
Intangible assets and goodwill	173	201
Net operating loss carryforwards	501	122
Other	36	67

Total deferred tax assets	1,079	920

Deferred tax liabilities:
Depreciation	(22)	(93)
Pension	(213)	(194)
New York State bad debt recapture	—	(97)

Total deferred tax liabilities	(235)	(384)

Net deferred tax asset included in other assets	$844	$428

At December 31, 2007, the Company has federal and state net operating loss carry forwards totaling $1.2 million and $1.8 million that expire through 2027.

Management believes that it is more likely than not that the consolidated results of future operations of the Company will generate sufficient taxable income to realize the deferred tax assets of the Company. Therefore, a valuation allowance against the gross deferred tax assets was not considered necessary at December 31, 2007 and 2006.

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

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

The Bank’s base-year tax bad debt reserves totaled $332,000 for Federal tax purposes at December 31, 2007 and 2006 and $2.0 million and $2.2 million for State tax purposes at December 31, 2007 and 2006.

14.	Employee Benefit Plans

401(k) Plan

The Company provides for a savings and retirement plan for employees which qualifies under section 401(k) of the Internal Revenue Code. The plan provides for voluntary contributions by participating employees ranging from one percent to fifteen percent of their compensation, subject to certain limitations. In addition, the Company will make a matching contribution, equal to 25% of the employee’s contribution. Matching contributions vest to the employee ratably over a five-year period. For the years ended December 31, 2007 and 2006, expense attributable to contributions made by the Company amounted to $38,000 and $33,000.

Defined Benefit Plan

The Company provides pension benefits for eligible employees through a defined benefit pension plan (the “Plan”). Substantially all employees participate in the retirement plan on a non-contributing basis, and are fully vested after five years of service. Benefit payments to retired employees are based upon the length of service and percentages of average compensation over the employees’ service period. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. The plan’s funded status as of an October 1 measurement date, activity in the plan and the amounts recognized in the accompanying consolidated financial statements follows.

	Years Ended December 31,
	2007	2006
	(in thousands)
Accumulated benefit obligation	$3,352	$2,835

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$3,278	$3,029
Service cost	198	157
Interest cost	201	176
Actuarial loss	248	32
Annuity payments	(115)	(113)
Plan amendments	(177)	(3)

Projected benefit obligation at end of year	3,633	3,278

Change in plan assets:
Fair value of plan assets at beginning of year	3,777	3,316
Actual return on plan assets	511	286
Employer contributions	111	291
Annuity payments	(115)	(113)
Settlements	—	(3)

Fair value of plan assets at end of year	4,284	3,777

Funded status	$651	$499

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Amounts recognized in accumulated other comprehensive income (“AOCI”) were:

	December 31,
	2007	2006
	(in thousands)
Net loss	$878	$843
Prior service cost (credit)	(167)	20

	711	863
Income tax effect	275	336

	$436	$527

The assumptions used to determine the benefit obligation are as follows:

	December 31,
	2007	2006
Discount rate	6.625%	6.250%
Rate of compensation increase	4.000%	3.500%

Using an actuarial measurement date of October 1, the components of net periodic pension expense follow:

	Years Ended December 31,
	2007	2006
	(in thousands)
Service cost	$198	$157
Interest cost	201	176
Expected return on plan assets	(339)	(298)
Amortization of net loss	41	47
Amortization of past service liability	10	10

Net periodic pension expense	$111	$92

The following assumptions were used to determine net periodic pension expense:

	Years Ended December 31,
	2007	2006
Amortization period (in years)	10.68	10.99
Discount rate	6.625%	6.250%
Long term rate of return on plan assets	9.000%	9.000%
Salary rate increase	4.000%	3.500%

The Bank expects to contribute $95,000 to the plan in 2008.

The following table shows the expected benefit payments to be paid to participants for the years indicated (in thousands):

Years Ending December 31,
2008	$115
2009	196
2010	219
2011	233
2012	259
2013-2017	1,433

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

The estimated cost that will be amortized from accumulated other comprehensive loss into net periodic pension expense for the year ending December 31, 2008 is $42,000 of net loss and $16,000 of past service liability.

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

The long-term investment objective is to be invested 65% in equity securities (equity mutual funds) and 35% in debt securities (bond mutual funds). If the Plan is underfunded under the Guidelines, the bond fund portion will be temporarily increased to 50% in order to lessen asset value volatility. When the Plan is no longer underfunded, the bond fund portion will be decreased back to 35%. Asset rebalancing is performed at least annually, with interim adjustments made when the investment mix varies more than 10% from the target (i.e., a 20% target range).

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

The Bank’s pension plan weighted-average asset allocations at October 1 by asset category are as follows:

	2007	2006
Equity securities	70%	73%
Debt securities (bond mutual funds)	30	27

Total	100%	100%

The long-term rate of return on assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the Plan’s target allocation of asset classes. Equity and fixed income securities were assumed to earn real rates of return in the ranges of 5—9% and 2—6%, respectively. The long-term inflation rate was estimated to be 3%. When these overall return expectations are applied to the Plan’s target allocation, the expected rate of return is determined to be 7%—11%. The long-term rate of return on assets assumption of 9% is roughly the midpoint of the range of expected return.

On September 29, 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the statement of financial condition. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date—the date at which the benefit obligation and plan assets are measured—is required to be the Company’s fiscal year end. SFAS 158 was effective for an employer with publicly traded equity securities for a fiscal year ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company adopted SFAS 158 on December 31, 2006. The effect of the implementation was to increase accumulated other comprehensive loss by $527,000 (net of related deferred tax effect of $335,000) and decrease prepaid pension expense by $862,000.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Employee Stock Ownership Plan (“ESOP”)

On July 10, 2006, the ESOP acquired 93,315 shares of the Company’s common stock in the stock offering with funds provided by a loan from the Company. The ESOP loan will be repaid principally from the Bank’s contributions to the ESOP. The loan is being repaid in annual installments through 2021 and bears interest at the Wall Street Journal prime lending rate (7.25% at December 31, 2007). Shares are released to participants proportionately as the loan is repaid and totaled 6,221 and 3,111 shares for the years ended December 31, 2007 and 2006. ESOP expense was $54,000 and $29,000 for the years ended December 31, 2007 and 2006. At December 31, 2007, there were 83,984 shares unearned having an aggregate market value of $609,000.

15.	Regulatory Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined by regulations) to risk-weighted assets (as defined) and of leverage and tangible capital (as defined in the regulations to adjusted total assets (as defined). Management believes, as of December 31, 2007 and 2006, that the Bank met all capital adequacy requirements to which it was subject.

As of December 31, 2007, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios as of December 31, 2007 and 2006 are also presented in the table.

	Actual		Minimum For Capital Adequacy Purposes		Minimum To be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At December 31, 2007:
Tangible (to adjusted total assets)	$16,440	11.37%	$2,168	1.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)*	15,468	19.13	N/A	N/A	$4,853	6.00%
Core (to adjusted total assets)	16,440	11.37	5,782	4.00	7,228	5.00
Total (to risk-weighted assets)	15,926	19.69	6,470	8.00	8,088	10.00

At December 31, 2006:
Tangible (to adjusted total assets)	$17,082	11.20%	$2,288	1.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)*	16,115	22.43	N/A	N/A	$4,310	6.00%
Core (to adjusted total assets)	17,082	11.20	6,102	4.00	7,628	5.00
Total (to risk-weighted assets)	16,506	22.98	5,747	8.00	7,184	10.00

*	Tier 1 Capital is reduced by low-level recourse for mortgages sold to the FHLB.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

16.	Dividends and Restrictions

The board of directors of The Seneca Falls Savings Bank, MHC, determines whether the Mutual Holding Company will waive or receive dividends declared by the Holding Company each time the Holding Company declares a dividend. The Mutual Holding Company may elect to receive dividends and utilize such funds to pay expenses or for other purposes. The Mutual Holding Company may not waive the receipt of dividends unless it provides the Office of Thrift Supervision (“OTS”) with prior written notice of its intent to waive its right to receive dividends and the OTS does not object. Under applicable regulations, the OTS should not object to a notice of intent to waive dividends if the waiver would not be detrimental to the safe and sound operations of the institution and the Mutual Holding Company’s board of directors determines that the waiver of dividends is consistent with the directors’ fiduciary duties.

The Holding Company’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to the Company. In addition to the capital requirements discussed in Note 15, the circumstances under which the Bank may pay dividends are limited by federal statutes, regulations and policies. The amount of dividends the Bank may pay is equal to its net income for the year plus its net income for the prior two years that are still available for dividends. Dividends paid by the Bank to the Holding Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

17.	Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the statement of condition, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects are presented in the following table:

	Years Ended December 31,
	2007	2006
	(in thousands)
Unrealized holding gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the year	$(135)	$173
Reclassification adjustment for gains included in net income	—	(51)

Net unrealized gains (losses) on securities available for sale	(135)	122

Defined benefit pension plan:
Additional past service pension credit	177	—
Additional pension plan loss	(76)	—
Reclassification adjustment for amortization of pension plan net loss and past service liability recognized in net periodic pension expense	51	—

Net change in defined benefit pension plan asset	152	—

Other comprehensive income before tax	17	122
Tax effect	(6)	(48)

Other comprehensive income	$11	$74

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

The components of accumulated other comprehensive loss, net of related tax effects, are as follows:

	December 31,
	2007	2006
	(in thousands)
Unrealized losses on securities available-for-sale (net of tax benefit 2007—$21; 2006—$265)	$(33)	$(417)
Net pension losses and past service liability (net of tax benefit 2007—$275; 2006—$336)	(436)	(527)

	$(469)	$(944)

18.	Commitments and Contingencies

Various legal claims arise from time to time in the normal course of business, which, in the opinion of management, will have no material effect on the Company’s consolidated financial position or results of operations.

Credit commitments

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. These financial instruments include commitments to extend credit which involve, to varying degrees, elements of credit, interest rate or liquidity risk in excess of the amount recognized in the consolidated statements of financial condition. The Bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amounts of those instruments. The Bank has experienced minimal credit losses to date on its financial instruments with off-balance sheet risk and management does not anticipate any significant losses on its commitments to extend credit outstanding at December 31, 2007.

The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Bank controls the credit risk of off-balance sheet instruments through credit approval limits and monitoring procedures, and management evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. At December 31, 2007 and 2006, financial instruments whose contract amounts represent credit risk consist of the following:

	Fixed	Variable	Total
	(in thousands)
December 31, 2007:
Commercial lines of credit	$63	$647	$710
Home equity lines of credit	1,473	2,572	4,045
Construction loans	583	—	583
Personal lines of credit	352	—	352
Nonresidential mortgage	—	1,500	1,500
Residential mortgage loans	35	—	35

Total	$2,506	$4,719	$7,225

December 31, 2006:
Commercial lines of credit	$52	$792	$844
Home equity lines of credit	1,142	2,451	3,593
Construction loans	692	31	723
Personal lines of credit	320	—	320
Residential mortgage loans	936	—	936

Total	$3,142	$2,584	$6,416

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

The range of interest rates on the fixed rate commitments was 6.00% to 17.00% at December 31, 2007. Commitments to extend credit, which generally have fixed expiration dates or other termination clauses, are legally binding agreements to lend to a customer (as long as there is no violation of any condition established in the contract). Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements.

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

Commitments to Originate and Sell One- to Four-family Residential Mortgages

The Bank has entered into an agreement with the Federal Home Loan Bank of Chicago as part of its Mortgage Partnership Finance Program (“MPF Program”) to originate and sell one- to four-family residential mortgages. The contract calls for the Bank to provide “best efforts” to meet the commitment, with no penalties to be paid in the event the Bank is not able to fulfill the commitment. At December 31, 2007, the open delivery commitment was $5.1 million with an expiration date of October 18, 2008.

The Bank generally makes a determination whether to sell a loan between the time the loan is committed to be closed and the day after closing. If a loan is selected to be sold, a commitment to deliver the loan by a certain date is made under the MPF Program. At December 31, 2007, the Bank had no open commitments to deliver loans.

In the event that the Bank is not able to deliver a specific loan committed, substitutions can generally be made. Otherwise, the Bank may extend the commitment for a fee, or the Bank is required to pay a pair-off fee. During the years ended December 31, 2007 and 2006, there were no extension or pair-off fees paid. The Bank has sold and funded $39.9 million under the MPF Program. The principal outstanding on loans sold under the MPF Program is $30.1 million. The Bank continues to service loans sold under the MPF Program.

Under the terms of the MPF Program, there is limited recourse back to the Bank for loans that do not perform in accordance with the terms of the loan agreement. Each loan that is sold under the program is “credit enhanced” such that the individual loan’s rating is raised to “AA,” as determined by the Federal Home Loan Bank of Chicago. The sum of each individual loan’s credit enhancement represents the total recourse back to the Bank. The total recourse back to the Bank for loans sold was $972,000 at December 31, 2007. A portion of the recourse is offset by a “first loss account” to which funds are allocated by the Federal Home Loan Bank of Chicago annually in January. The balance of the “first loss account” allocated to the Bank is $46,000 at December 31, 2007. In addition, many of the loans sold under the MPF Program have primary mortgage insurance, which reduces the Bank’s overall exposure. The potential liability for the recourse is considered when the Bank determines its allowance for loan losses. At December 31, 2007, there was one loan for $114,000 that had been sold under the MPF Program past due more than 60 days.

19.	Concentrations of Credit Risk

The majority of the Company’s activities are with customers located in the Finger Lakes Region of New York. See notes 4, 5, 6 and 18 to the financial statements which discuss the types of securities that the Company invests in, and the types of lending the Company engages in and commitments outstanding. The Company does not have any significant concentrations to any one industry or customer. From time to time, the Bank will maintain balances with its correspondent banks that exceed the $100,000 federally insured deposit limits. Management routinely evaluates the credit worthiness of these correspondent banks, and does not feel they pose a significant risk to the Company.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

20.	Related Party Transactions

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

The following is a summary of the loans made to officers, directors and their affiliates for the year ended December 31, 2007 (in thousands):

Beginning balance	$796
Originations	324
Payments and change in status	(61)

Ending balance	$1,059

Appraisal fees of $11,000 and $13,000 were paid to a director emeritus during the years ended December 31, 2007 and 2006.

21.	Fair Value Disclosures

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

Trading Securities: Fair values for trading securities were based on quoted market prices for the identical security.

Available-for-sale and held-to-maturity securities: Fair values for available-for-sale and held-to-maturity securities were based upon a market approach. Prices for securities that are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are obtained through third party data service providers or dealer market participants which the Company has historically transacted both purchases and sales of investment securities. Prices obtained from these sources include market quotations.

Federal Home Loan Bank (FHLB) of New York Stock: The carrying value of FHLB stock approximates fair value based on the redemption provisions of the FHLB.

Loans: The fair values for loans are estimated by discounted cash flow analysis using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

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

Accrued interest: The carrying amounts of accrued interest receivable and payable approximate fair values.

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

The following table presents a comparison of the carrying amount and estimated fair value of the Company’s financial instruments:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$7,421	$7,421	$3,087	$3,087
Interest-bearing term deposits in banks	—	—	4,000	4,000
Trading securities	5,457	5,457	—	—
Securities available-for-sale	2,773	2,773	22,667	22,667
Securities held-to-maturity	13,500	13,713	23,719	23,155
Loans held for sale	—	—	65	65
Loans receivable	104,487	106,765	87,622	87,042
Federal Home Loan Bank of New York stock	989	989	1,417	1,417
Accrued interest receivable	555	555	773	773
Financial liabilities:
Deposits	114,404	116,542	112,925	112,796
Short-term borrowings	—	—	575	575
Long-term debt	9,927	9,963	18,431	18,188
Accrued interest payable	41	41	61	61
Off-balance sheet instruments:
Commitments to extend credit	—	—	—	—

SFAS 157 established a fair value hierarchy that prioritized the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are as follows:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date of identical, unrestricted assets or liabilities.

Level 2: Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported with little or no market activity).

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements at December 31, 2007
Description	December 31, 2007	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Trading securities	$5,457	$5,457	$—	$—
Securities available-for-sale	2,773	2,773	—	—
Foreclosed assets	142	—	142	—

Total	$8,372	$8,230	$142	$—

The following valuation techniques were used to measure fair value of assets in the table above.

Trading Securities: Fair values for trading securities were based on quoted market prices for the identical security

Available-for-sale: Fair values for available-for-sale securities were based upon a market approach. Securities that are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are obtained through third party data service providers or dealer market participants which the Company has historically transacted both purchases and sales of investment securities. Prices obtained from these sources include market quotations.

Foreclosed assets – Fair values for foreclosed assets was based on independent third party appraisals of the properties. These values were determined based on the sales prices of similar properties in the proximate vicinity.

In addition to disclosures of the fair value of assets on a recurring basis, SFAS 157 requires disclosures for asset and liabilities measured at fair value on a nonrecurring basis, such as impaired assets, in the period in which a re-measurement at fair value is performed. As of December 31, 2007, there were no assets or liabilities whose carrying values were re-measured at fair value.

As of December 31, 2007, total market value losses on trading securities on those securities held at December 31, 2007 totaled $57,000 and are included in trading security losses on the statement of income.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

22.	Parent Company Only Financial Information

The following presents the financial information pertaining only to Seneca-Cayuga Bancorp, Inc. (in thousands):

Condensed Statements of Financial Condition

	December 31,
	2007	2006
Assets
Cash and cash equivalents	$629	$500
Securities available-for-sale, at fair value	1,481	1,618
Investment in bank subsidiary	16,395	16,530
Note receivable—ESOP	881	915
Other assets	93	67

Total assets	$19,479	$19,630

Liabilities
Note payable to Bank	$901	$900
Other liabilities	13	6
Shareholders’ equity	18,565	18,724

Total liabilities and shareholders’ equity	$19,479	$19,630

Condensed Statements of Income

	Years Ended December 31,
	2007	2006
Income:
Dividends from securities available-for-sale	$20	$3
Interest income on ESOP note	75	37
Other income	159	177

Total income	254	217

Expenses:
Interest expense on note payable to Bank	72	74
Other expenses	93	38

Total expenses	165	112

Income before income taxes and equity in undistributed net income of bank subsidiary	89	105
Income tax expense	29	46

Income before equity in undistributed net income of subsidiary	60	59
Equity in undistributed net income of bank subsidiary	110	22

Net income	$170	$81

Condensed Statements of Cash Flows

	Years Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income	$170	$81
Decrease in other assets	27	46
Increase in other liabilities	7	6
Equity in undistributed net income of subsidiary	(110)	(22)

Net cash provided by operating activities	94	111

Cash flows from investing activities:
Loan advance to ESOP	—	(933)
Repayments received on ESOP note	34	18
Capital infusion to bank subsidiary	—	(8,598)

Net cash provided (used) by investing activities	34	(9,513)

Cash flows from financing activities:
Increase in note payable to Bank	1	—
Net proceeds from common stock offering	—	9,888

Net cash provided by financing activities	1	9,888

Net increase in cash	129	486
Cash at beginning of period	500	—

Cash end of period	$629	$500

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

23.	Segment Information

The Company has determined that it has two primary business segments, its community banking franchise and its insurance agency.

The community banking segment provides financial services to consumers and businesses principally in the Finger Lakes region of New York State. These services include providing various types of loans to customers, accepting deposits, mortgage banking and other traditional banking services. Parent company and treasury function income is included in the community-banking segment, as the majority of effort of these functions is related to this segment. Major revenue sources include net interest income and service fees on deposit accounts. Expenses include personnel and branch network support charges.

The insurance agency segment offers insurance coverage to businesses and individuals in the Finger Lakes region. The insurance activities consisted of those conducted through the Bank’s wholly owned subsidiary, Seneca-Cayuga Personal Services, LLC d/b/a Royce & Rosenkrans, Inc. Major revenue sources include commission income. Expenses include personnel and office support charges.

Information about the segments is presented in the following table for the periods indicated (in thousands):

	For the Year Ended December 31, 2007			For the Year Ended December 31, 2006
	Banking Activities	Insurance Activities	Total	Banking Activities	Insurance Activities	Total
Net interest income	$4,005	$—	$4,005	$3,766	$(8)	$3,758
Provision for loan losses	96	—	96	92	—	92

Net interest income after provision for loan losses	3,909	—	3,909	3,674	(8)	3,666
Other income	1,359	706	2,065	1,428	762	2,190
Compensation and benefits	(2,568)	(475)	(3,043)	(2,607)	(467)	(3,074)
Amortization of intangible assets	—	(20)	(20)	—	(25)	(25)
Other non-interest expense	(2,506)	(157)	(2,663)	(2,461)	(175)	(2,636)

Income before income taxes	194	54	248	34	87	121
Income tax expense	(53)	(25)	(78)	(25)	(15)	(40)

Net income	$141	$29	$170	$9	$72	$81

Total assets	$145,224	$914	$146,138	$152,835	$859	$153,694

The following represents a reconciliation of the Company’s reported segment assets:

	December 31,
	2007	2006
	(in thousands)
Total assets for reportable segments	$146,138	$153,694
Elimination of intercompany balances	(978)	(928)

Consolidated total	$145,160	$152,766

The accounting policies of each segment are the same as those described in the summary of significant accounting policies.

ITEM 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 8A.(T)	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

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

(b)	Management’s Report on Internal Control over Financial Reporting.

The Report of Management on Internal Control over Financial Reporting is on page 52 of the Form 10-KSB. This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

(c)	Changes in Internal Control over Financial Reporting.

We maintain internal control over financial reporting. There have not been any significant changes in such internal control over financial reporting in the last quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.	Other Information

None.

PART III

ITEM 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

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

ITEM 13.	Exhibits

3.1	Certificate of Incorporation of Seneca-Cayuga Bancorp, Inc.*
3.2	Bylaws of Seneca-Cayuga Bancorp, Inc.*
4	Form of Common Stock Certificate of Seneca-Cayuga Bancorp, Inc.*
10.1	Form of Employee Stock Ownership Plan*
10.2	Form of Employment Agreement for Robert E. Kernan, Jr.*
10.3	Form of Employment Agreement for Menzo Case*
21	Subsidiaries of Registrant*
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form SB-2 of Seneca-Cayuga Bancorp, Inc. (file no. 333-132759), originally filed with the Securities and Exchange Commission on March 27, 2006, as amended.

ITEM 14.	Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal II-Ratification of Appointment of Independent Registered Public Accounting Firm.”

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENECA-CAYUGA BANCORP, INC.

Date: March 26, 2008	By:	/s/ Robert E. Kernan, Jr.
Robert E. Kernan, Jr.
Chairman of the Board and Chief Executive Officer
(Duly Authorized Representative)

In accordance with Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert E. Kernan, Jr.	Chairman of the Board and Chief Executive Officer	March 26, 2008
Robert E. Kernan, Jr.	(Principal Executive Officer)

/s/ Menzo D. Case	Director, President and Chief Financial Officer	March 26, 2008
Menzo D. Case	(Principal Financial and Accounting Officer)

/s/ Bradford M. Jones	Vice Chairman of the Board	March 26, 2008
Bradford M. Jones

/s/ Marilyn Bero	Director	March 26, 2008
Marilyn Bero

/s/ Dr. Herbert R. Holden	Director	March 26, 2008
Dr. Herbert R. Holden

/s/ Dr. Frank Nicchi	Director	March 26, 2008
Dr. Frank Nicchi

/s/ Gerald Macaluso	Director	March 26, 2008
Gerald Macaluso

/s/ Dr. August P. Sinicropi	Director	March 26, 2008
Dr. August P. Sinicropi

/s/ Vincent P. Sinicropi	Director	March 26, 2008
Vincent P. Sinicropi