Form 10-Q
period 2008-03-31
Seneca-Cayuga Bancorp, Inc.
filed 2008-05-13
CIK 1356261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each class of issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at May 13, 2008
Common Stock, par value $0.01	2,380,500

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Financial Condition (Unaudited)

March 31, 2008 and December 31, 2007

(Dollars in thousands, except share data)

	March 31, 2008	December 31, 2007
Assets

Cash and due from banks	$2,931	$3,677
Interest-bearing deposits in banks	9,361	3,744

Cash and cash equivalents	12,292	7,421
Trading securities	4,803	5,457
Securities available for sale	2,667	2,773
Securities held to maturity (fair value 2008 - $12,980 and 2007 - $13,713)	12,739	13,500
Loans receivable, net of allowance for loan losses (2008 - $458 and 2007 - $417)	106,788	104,487
Federal Home Loan Bank of New York stock, at cost	937	989
Premises and equipment, net	4,928	4,584
Foreclosed assets	231	142
Bank-owned life insurance	2,921	2,900
Pension plan asset	648	651
Intangible assets, net and goodwill	382	389
Accrued interest receivable	571	555
Other assets	1,431	1,312

Total assets	$151,338	$145,160

Liabilities and Shareholders’ Equity

Liabilities

Non-interest bearing deposits	$10,422	$9,079
Interest-bearing deposits	111,566	105,325

Total deposits	121,988	114,404
Long-term debt	8,970	9,927
Advances from borrowers for taxes and insurance	526	707
Official checks	598	760
Other liabilities	689	797

Total liabilities	132,771	126,595

Commitments and contingencies	—	—

Shareholders’ Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 9,000,000 shares authorized, 2,380,500 shares issued and outstanding	24	24
Additional paid-in-capital	9,929	9,934
Retained earnings	9,951	9,916
Accumulated other comprehensive loss	(513)	(469)
Unearned ESOP shares, at cost	(824)	(840)

Total shareholders’ equity	18,567	18,565

Total liabilities and shareholders’ equity	$151,338	$145,160

See accompanying notes to unaudited consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

(In thousands except per share data)

	For the three months ended March 31,
	2008	2007
Interest and dividend income:
Loans, including fees	$1,660	$1,355
Debt securities:
Mortgage-backed	193	50
Tax-exempt	1	2
Trading securities	63	439
Other	68	60

Total interest and dividend income	1,985	1,906

Interest expense:
Deposits	837	822
Short-term borrowings	1	5
Long-term debt	99	154

Total interest expense	937	981

Net interest income	1,048	925
Provision for loan losses	30	24

Net interest income after provision for loan losses	1,018	901

Non-interest income:
Banking fees and service charges	276	243
Insurance commissions	224	210
Mortgage banking income, net	26	30
Net gain (loss) on trading securities	(5)	315
Other	21	30

Total non-interest income	542	828

Non-interest expense:
Compensation and benefits	765	782
Occupancy and equipment expenses	232	240
Service charges	133	103
Professional fees	89	66
Advertising	89	90
Directors fees	37	34
Supplies	20	19
Telephone and postage	50	41
Amortization of intangible assets	7	4
Other	62	66

Total non-interest expense	1,484	1,445

Income before income taxes	76	284
Income tax expense	22	107

Net income	$54	$177

Earnings per common share – basic	$0.02	$0.08

Weighted average number of common shares outstanding – basic	2,297	2,293

See accompanying notes to unaudited consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Shareholders’ Equity (Unaudited)

For Three Months Ended March 31, 2008 and 2007

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Total Shareholders’ Equity
Balance, January 1, 2007	$24	$9,942	$10,604	$(944)	$(902)	$18,724
Cumulative effect of a change in accounting principle upon the adoption of SFAS 159 (net of $545 tax benefit and reversal of unrecognized tax benefit of $292)	—	—	(858)	464	—	(394)

Comprehensive income:
Net income	—	—	177	—	—	177
Unrealized holding losses on securities available for sale (net of $18 tax benefit)	—	—	—	(27)	—	(27)

Total comprehensive income						150

ESOP shares committed to be released (1,556 shares)	—	(1)	—	—	16	15

Balance, March 31, 2007	$24	$9,941	$9,923	$(507)	$(886)	$18,495

Balance, January 1, 2008	$24	$9,934	$9,916	$(469)	$(840)	$18,565
Cumulative effect of a change in accounting principle upon the change in pension plan measurement date under SFAS 158 (net of $5 tax expense)	—	—	(19)	4	—	(15)

Comprehensive income:
Net income	—	—	54	—	—	54
Pension plan gains and losses and past service liability recognized in pension expense (net of $3 tax expense)	—	—	—	4	—	4
Unrealized holding losses on securities available for sale (net of $32 tax benefit)	—	—	—	(52)	—	(52)

Total comprehensive income						6

ESOP shares committed to be released (1,556 shares)	—	(5)	—	—	16	11

Balance, March 31, 2008	$24	$9,929	$9,951	$(513)	$(824)	$18,567

See accompanying notes to unaudited consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$54	$177
Adjustments to reconcile net income to net cash used by operating activities:
Amortization of premiums, net of accretion of discounts	(2)	(2)
Net change in trading securities	654	1,416
Loans originated for sale	—	(57)
Proceeds from sale of loans	—	122
Provision for loan losses	30	24
Depreciation and amortization	92	97
Non-cash ESOP expense	11	15
Income from bank-owned life insurance	(21)	(24)
Increase in prepaid pension expense	(4)	(2)
Amortization of intangible assets	7	4
(Increase) decrease in accrued interest receivable	(16)	108
Increase in other assets	(105)	(76)
Decrease in official checks and other liabilities	(270)	(421)

Net cash provided by operating activities	430	1,381

Cash flows from investing activities:
Maturity of interest-bearing term deposits	—	4,000
Principal repayments on held-to-maturity securities	753	141
Principal repayments on available-for-sale securities	22	—
Maturities and calls of securities held-to-maturity	10	5
Net increase in loans	(2,406)	(2,649)
Purchases of Federal Home Loan Bank stock	(78)	(244)
Proceeds from sale of Federal Home Loan Bank stock	130	489
Purchases of premises and equipment	(436)	(80)

Net cash (used by) provided by investing activities	(2,005)	1,662

Cash flows from financing activities:
Increase in deposits	7,584	3,119
Net decrease in short-term borrowings	—	(575)
Repayment of long-term debt	(957)	(4,912)
Decrease in advance payments by borrowers for taxes and insurance	(181)	(195)

Net cash provided by (used by) financing activities	6,446	(2,563)

Net change in cash and cash equivalents	4,871	480
Cash and cash equivalents at beginning of period	7,421	3,087

Cash and cash equivalents at end of period	$12,292	$3,567

Supplementary information:
Interest paid	$940	$1,007
Net loans transferred to foreclosed real estate	75	—
Income taxes paid	1	2

See accompanying notes to unaudited consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Seneca-Cayuga Bancorp, Inc. and its wholly owned subsidiary (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information, the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.

The unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the years ended December 31, 2007 and 2006, included in its Annual Report filed on Form 10-KSB dated March 26, 2008.

Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The consolidated financial statements at March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008 and 2007 include the accounts of Seneca-Cayuga Bancorp, Inc., Seneca Falls Savings Bank (the “Bank”) and the Bank’s wholly-owned subsidiary, Seneca-Cayuga Personal Services, LLC. All intercompany balances and transactions have been eliminated in consolidation.

2.	Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. The Company has a simple capital structure as it has not granted any restricted stock awards or stock options and had no potentially dilutive common stock equivalents. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating basic earnings per common share until they are committed to be released.

3.	Pension Benefits

On January 1, 2008, the Company recorded a $19,000 charge to retained earnings, representing the cumulative effect adjustment upon adopting the measurement date transition rule for the Company’s pension plan. In accordance with SFAS 158, Employers’ Accounting For Defined Benefit Pension and Other Postretirement Plans, measurement date provisions, plan assets and obligations are to be measured as of the employer’s balance sheet date. The Company previously measured its pension plan as of October 1 of each year. As a result of the measurement date provision, the Company decreased its pension plan asset with a corresponding charge to retained earnings, representing the net periodic benefit cost for the period between the October 1, 2007 measurement date and January 1, 2008.

The composition of net periodic benefit plan cost for the three months ended March 31 is as follows:

	For the Three Months Ended March 31,
	2008	2007
	(in thousands)
Service cost	$49	$50
Interest cost	59	50
Expected return on assets	(95)	(85)
Amortization of unrecognized loss	11	10
Amortization of past service (credit) liability	(4)	3

Net periodic pension expense	$20	$28

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

The Company expects to contribute $95,000 to its pension plan in 2008. As of March 31, 2008, $23,000 had been contributed to the pension plan.

4.	Other Comprehensive Loss

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

The components of other comprehensive loss and related tax effects for the three months ended March 31 are as follows:

	For the Three Months Ended March 31,
	2008	2007
	(in thousands)
Gross change in unrealized losses on securities available for sale	$(84)	$(45)
Reclassification adjustment for amortization of pension plan net loss and past service credit recognized in net periodic pension expense	7	—

Other comprehensive loss before tax	(77)	(45)
Tax benefit	29	18

Other comprehensive loss	$(48)	$(27)

The components of accumulated other comprehensive loss, net of related tax effects, are as follows:

	March 31, 2008	December 31, 2007
	(in thousands)
Unrealized losses on securities available-for-sale (net of tax benefit 2008 - $53; 2007 - $21)	$(85)	$(33)
Net pension losses and past service liability (net of tax benefit 2008 - $269; 2007 - $275)	(428)	(436)

	$(513)	$(469)

5.	Fair Value Accounting

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

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

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

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements at March 31, 2008
Description	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Trading securities	$4,803	$4,803	$—	$—
Securities available-for-sale	2,667	2,667	—	—
Foreclosed assets	231	—	231	—

Total	$7,701	$7,470	$231	$—

		Fair Value Measurements at December 31, 2007
Description	December 31, 2007	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Trading securities	$5,457	$5,457	$—	$—
Securities available-for-sale	2,773	2,773	—	—
Foreclosed assets	142	—	142	—

Total	$8,372	$8,230	$142	$—

In addition to disclosures of the fair value of assets on a recurring basis, SFAS 157 requires disclosures for asset and liabilities measured at fair value on a nonrecurring basis, such as impaired assets, in the period in which a re-measurement at fair value is performed. As of March 31, 2008, there were no assets or liabilities whose carrying values were re-measured at fair value.

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

The insurance agency segment offers insurance coverage to businesses and individuals in the Finger Lakes region. The insurance activities consist of those conducted through the Bank’s wholly owned subsidiary, Seneca-Cayuga Personal Services, LLC d/b/a Royce & Rosenkrans, Inc. Major revenue sources include commission income. Expenses include personnel and office support charges.

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Information about the segments is presented in the following table for the periods indicated:

	For the Quarter Ended March 31, 2008			For the Quarter Ended March 31, 2007
	Banking Activities	Insurance Activities	Total	Banking Activities	Insurance Activities	Total
	(in thousands)
Net interest income	$1,048	$—	$1,048	$925	$—	$925
Provision for loan losses	30	—	30	24	—	24

Net interest income after provision for loan losses	1,018	—	1,018	901	—	901
Other income	318	224	542	618	210	828
Compensation and benefits	(651)	(114)	(765)	(659)	(123)	(782)
Amortization of intangible assets	—	(7)	(7)	—	(4)	(4)
Other non-interest expense	(673)	(39)	(712)	(614)	(45)	(659)

Income before income taxes	12	64	76	246	38	284
Income tax benefit (expense)	4	(26)	(22)	(92)	(15)	(107)

Net income	$16	$38	$54	$154	$23	$177

Total assets	$151,457	$1,000	$152,457	$149,473	$924	$150,397

The following represents a reconciliation of the Company’s reported segment assets as of March 31:

	March 31,
	2008	2007
	(in thousands)
Total assets for reportable segments	$152,457	$150,397
Elimination of intercompany balances	(1,119)	(844)

Consolidated total	$151,338	$149,553

The accounting policies of each segment are the same as those described in the summary of significant accounting policies.

7.	Recent Accounting Pronouncements

FASB statement No. 141(R), Business Combinations (“SFAS 141(R)”), was issued in December 2007. This Statement established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired company. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the Company January 1, 2009. This new pronouncement will impact the Company’s accounting for business combinations completed beginning January 1, 2009.

FASB statement No. 160, Noncontrolling Interest in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS 160”) was issued in December 2007. This Statement established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the Company January 1, 2009. The Company does not expect the adoption of SFAS 160 to have a material effect on its consolidated financial position or results of operations.

In September 2006, the FASB ratified Emerging Issued Task Force Issue No 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements (“EITF 06-04”). EITF 06-04 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS 106 or APB Opinion 12, as appropriate. EITF 06-04 is effective for the Company on January 1, 2008. The adoption of EITF 06-04 had no effect on the Company’s consolidated financial position or results of operation.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements (“EITF 06-10”). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligations as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for the Company on January 1, 2008. The adoption of EITF 06-04 had no effect on the Company’s consolidated financial position or results of operation.

Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (“SAB 109”), expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff’s views consistent with current authoritative accounting guidance, SAB 109 revises and rescinds portions of SAB No. 105, Application of Accounting Principles to Loan Commitments.” Specifically, SAB 109 revises the SEC staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB 109 retains the staff’s views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of SAB 109 had no effect on the Company’s consolidated financial position or results of operations.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This guidance is effective for financial statements issued by the Company beginning January 1, 2009, with early application encouraged. The Company does not expect FAS 161 to have any impact on its financial statements.

In February 2008, the FASB issued a FASB Staff Position (FSP) FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. This FSP addresses the issue of whether or not these transactions should be viewed as two separate transaction or as one “linked” transaction. The FSP includes a “rebuttable presumption” that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for the Company beginning January 1, 2009 and will apply only to original transfers made after that date. Early adoption will not be allowed. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The term, “Company”, refers to the consolidated entity of Seneca-Cayuga Bancorp, Inc. (the “Company”), Seneca Falls Savings Bank (the “Bank”) and Seneca-Cayuga Personal Services, LLC. Seneca-Cayuga Personal Services, LLC is a wholly owned subsidiary of the Bank. At March 31, 2008, Seneca Falls Savings Bank, MHC, the Company’s mutual holding company parent, held 55% of the Company’s common stock.

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

Critical Accounting Policies

The most significant accounting policies followed by the Company are presented in Note 2 to the consolidated financial statements (the “Consolidated Financial Statements”) included in the Company’s Annual Report for the year ended December 31, 2007 filed on Form 10-KSB dated March 26, 2008. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. We have identified the accounting of our allowance for loan losses as our critical accounting policy.

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

Overview

Our results of operations depend in part on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities (including mortgage-backed and other securities) and other interest-earning assets primarily cash and interest bearing deposits, and the interest paid on our interest-bearing liabilities, consisting primarily of savings accounts, money market accounts, transaction accounts, certificates of deposit, long- and short-term borrowings and Federal Home Loan Bank advances. Our results of operations also are affected by our provisions for loan losses, noninterest income and noninterest expense. Noninterest income currently consists primarily of deposit account fees, insurance agency commissions, dividends on mutual funds, increases in cash value-insurance, gains and losses on the sale of securities, gains and losses on trading securities and miscellaneous other income. In addition, non-interest income reflects changes in fair value for our trading securities, which may have a significant impact on our future results of operations. Noninterest expense currently consists primarily of compensation and employee benefits, occupancy and equipment expenses, advertising and marketing, service charges, professional fees, directors’ fees, supplies, and other operating expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

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

	For the Quarter Ended March 31,
	2008			2007
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$105,783	$1,660	6.28%	$89,167	$1,355	6.08%
Mortgage-backed securities	14,395	193	5.36	3,635	50	5.50
Trading securities	5,177	63	4.87	39,744	439	4.42
Other interest-earning assets	7,378	69	3.74	5,327	62	4.66

Total interest-earning assets	132,733	1,985	5.98	137,873	1,906	5.53

Noninterest-earning assets	13,760			13,065

Total assets	$146,493			$150,938

Liabilities and equity:
Interest bearing liabilities:
Interest-bearing demand deposits and escrow accounts	$8,152	$12	0.59%	$6,832	$6	0.35%
Money market accounts	4,924	23	1.87	5,513	23	1.67
Savings accounts	44,222	229	2.07	44,022	233	2.12
Certificates of deposit	49,898	573	4.59	49,756	560	4.50

Total interest-bearing deposits	107,196	837	3.12	106,123	822	3.10
Borrowings	9,366	100	4.27	16,007	159	3.97

Total interest-bearing liabilities	116,562	937	3.22	122,130	981	3.21

Noninterest-bearing liabilities	11,359			10,213

Total liabilities	127,921			132,343
Equity	18,572			18,595

Total liabilities and equity	$146,493			$150,938

Net interest income		$1,048			$925

Interest rate spread			2.76%			2.32%
Net interest-earning assets	$16,171			$15,743

Net interest margin			3.16%			2.68%
Average interest-earning assets to average interest-bearing liabilities		113.87%			112.89%

Results of Operations for the Three Months Ended March 31, 2008 and 2007

General. Net income decreased $123,000 to $54,000 for the three months ended March 31, 2008 compared to $177,000 for the same period in the prior year. The decrease was primarily attributable to a $286,000 decrease in non-interest income and a $39,000 increase in non-interest expenses, partially offset by a $123,000 increase in net interest income and an $85,000 decrease in income tax expense.

Net Interest Income. Net interest income increased $123,000, or 13.3%, to $1.0 million for the three months ended March 31, 2008 from $925,000 for the three months ended March 31, 2007. The increase was due primarily to a 45 basis point increase in the yield on average interest-earning assets offset partially by a one basis point increase in the cost of interest-bearing liabilities. The increased yield from interest-earning assets was primarily because a greater proportion of our interesting-earning assets were invested in loans. The cost of interest-bearing liabilities remained relatively stable primarily because higher costing borrowings were reduced by $6.6 million between the two periods.

Interest Income. Interest income increased $79,000, or 4.1%, to $2.0 million for the three months ended March 31, 2008 from $1.9 million for the three months ended March 31, 2007. The average interest-earning assets decreased $5.1 million, or 3.7%, to $132.7 million at March 31, 2008 from $137.9 million at March 31, 2007. The increase in interest income resulted primarily from an increase of $305,000, or 22.5%, in interest and fee income from loans and a $143,000, or 286.0%, increase in mortgage-backed securities interest income, offset partially by a $376,000 net decline in interest and dividends earned from trading securities and a $7,000 decrease in interest on other interest-earning assets.

The increased interest and fee income from loans is primarily due to the $16.6 million, or 18.6%, increase in the average loans outstanding to $105.8 million for the quarter ended March 31, 2008 from $89.2 million for the quarter ended March 31, 2007.

Interest income from mortgage-backed securities increased primarily due to purchases of new securities between the two periods as reflected in the $10.8 million increase in mortgage-backed securities average balances.

Trading securities average balances decreased $34.6 million, or 87.0%, to $5.2 million for the three months ended March 31, 2008 from $39.7 million for the three months ended March 31, 2007. In April 2007, we sold $36.0 million of our trading portfolio and reinvested $4.8 million in new trading securities. The new securities had higher rates than the securities sold.

The average other interest earning assets increased $2.1 million, or 38.5%, to $7.4 million for the quarter ended March 31, 2008 from $5.3 million for the quarter ended March 31, 2007 as we have maintained larger cash balances as the returns offered on securities were not sufficient to justify the purchase of longer term securities.

Interest Expense. Interest expense decreased $44,000, or 4.5%, to $937,000 for the three months ended March 31, 2008 from $981,000 for the three months ended March 31, 2007. The decrease in interest expense is primarily due to decreases of $59,000, or 37.1%, in borrowings interest expense and $4,000, or 1.7%, in savings account interest expense, offset partially by increases of $6,000, or 100.0%, in interest-bearing demand deposits interest expense and $13,000, or 2.3%, in certificates of deposit interest expense.

Interest expense on borrowings decreased primarily due to a $6.6 million, or 37.1%, decrease in average borrowings to $9.4 million for the three months ended March 31, 2008 from $16.0 million for the three months ended March 31, 2007. We have continued to reduce our borrowings through application of cash flow from our securities portfolio.

Savings interest expense decreased even though our average savings outstanding balances increased $200,000, or 0.5%, to $44.2 million for the quarter ended March 31, 2008 from $44.0 million for the quarter ended March 31, 2007. The increased savings interest expense is due to growth in our higher yielding IRA savings offset by a decrease in our traditional savings products.

Interest expense on interest-bearing demand deposits and escrow increased due to an increase of $1.3 million, or 19.3%, in average balances to $8.2 million for the three months ended March 31, 2008 from $6.8 million for the three months ended March 31, 2007 and to higher rates paid on our E-Platinum account, which was introduced when we opened our Auburn Auto Bank on January 31, 2008.

The increased certificate of deposit interest expense is attributable to a 9 basis point increase in the average certificates of deposit cost to 4.59% for the three months ended March 31, 2008 from 4.50% for the three months ended March 31, 2007. The increased cost is the result of offering higher certificate of deposit rates in 2008 as the cost was favorable compared to alternative funding sources.

Provision for Loan Losses. The provision for loan losses was $30,000 for the three months ended March 31, 2008 as compared to $24,000 for the three months ended March 31, 2007. Loans in non-accrual status that were included in loans receivable totaled $151,000 as of March 31, 2008 as compared to $304,000 at December 31, 2007. The allowance for loan losses as of March 31, 2008 and December 31, 2007 represented 0.43% and 0.40% of total loans, respectively. The provision was increased to reflect the higher risk associated with further diversification of the loan portfolio and, as a result, higher net loans receivable.

Non-Interest Income. Non-interest income decreased $286,000, or 34.5%, to $542,000 for the three months ended March 31, 2008 from $828,000 for the three months ended March 31, 2007. The decrease is primarily due to a decrease of $4,000 in mortgage banking income, a $320,000 decrease in net trading security activity and a $6,000 decrease in rental income, which were offset partially by a $33,000 increase in banking fees and service charges and a $14,000 increase in insurance commissions. Mortgage banking income declined, as we did not sell any loans during the quarter ended March 31, 2008. Net trading security activity represents net gains and losses on trading security values and net gains and losses on trading securities sold. During the quarter ended March 31, 2008, we had far fewer trading securities as compared to the quarter ended March 31, 2007. Banking fees and service charges increased due to fees earned from newly installed ATMs and greater customer usage of debit cards resulting from the introduction of a rewards program that provides customers with points each time their debit card is used. The increased insurance commissions are primarily from higher contingent payments received.

Non-Interest Expense. Non-interest expense increased $39,000, or 2.7%, and was $1.5 million for the three months ended March 31, 2008 and $1.4 million for the three months ended March 31, 2007. The increase was the result of an increase of $30,000 in service charges, $23,000 in professional fees and $11,000 increase in telephone and postage, which was offset partially by a $17,000 decrease in compensation and benefits and $6,000 decrease in other operating expenses. The higher service charges are primarily as a result of the introduction of the debit card rewards program and to higher ATM and debit card fees assessed for increased activity. Professional fees increased due to higher external audit fees and to outsourcing of our internal audit function. The increased telephone and postage expense is primarily due to the opening of our Auburn Auto Bank and the direct mail program used to promote the office. Compensation and benefits were lower due to the outsourcing of our internal audit function and to savings realized from a change in our health insurance plan funding.

Income Taxes. The income tax expense was $22,000 for the three months ended March 31, 2008 as compared to $107,000 for the three months ended March 31, 2007. The effective tax rate was 28.9% for the three months ended March 31, 2008 compared to 37.7% for the same period in 2007. Lower levels of pre-tax income have resulted in a decrease in both the income tax expense and the effective tax rate.

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

Assets. Total assets increased by $6.2 million, or 4.3%, to $151.3 million at March 31, 2008 from $145.1 million at December 31, 2007. The increase in total assets was primarily the result of the increase in cash and cash equivalents, net loans receivable and premises and equipment, offset partially by a decrease in trading and other securities. Asset growth was funded primarily through deposit growth.

Cash and cash equivalents. Cash and cash equivalents increased by $4.9 million, or 65.6%, to $12.3 million at March 31, 2008 from $7.4 million at December 31, 2007. We have maintained larger cash balances as the returns offered on securities were not sufficient to justify the purchase of longer-term securities.

Trading securities. Trading securities decreased $654,000, or 12.0%, to $4.8 million at March 31, 2008 from $5.5 million at December 31, 2007. The decrease is primarily from principal repayments on mortgage-backed securities held in the trading portfolio.

Securities. Investment securities, including both securities available-for-sale and held-to-maturity, decreased by $867,000, or 5.3%, to $15.4 million at March 31, 2008 from $16.3 million at December 31, 2007. The decrease is primarily attributable to receipt of principal payments. We have not purchased investment securities during the quarter ended March 31, 2008 as the rates we would earn are not considered sufficient to justify the purchase of longer-term securities.

Loans Receivable. Loans receivable increased by $2.3 million, or 2.2%, to $106.8 million at March 31, 2008 from $104.5 million at December 31, 2007. We continue to maintain the newly originated mortgages as a strategy to increase yield on the Company’s interest-earning assets portfolio, and we continue to diversify our loan portfolio by focusing on increasing our nonresidential, commercial, home equity, manufactured home and automobile loans to the extent the market allows.

Premises and Equipment. Premises and equipment increased by $344,000, or 7.5%, to $4.9 million at March 31, 2008 from $4.6 million at December 31, 2007. The increase is due to the costs incurred to complete our Auburn Auto Bank. We have purchased additional property in Auburn after March 31, 2008 at a total cost of approximately $995,000, which we have leased back to the original owner for four years. It is our intention to eventually place a branch location at the new Auburn location. We also expect to close on additional property for branch expansion in Union Springs, New York during the second quarter. The total cost of the Union Springs property is less than $200,000.

Deposits. Deposits increased by $7.6 million, or 6.6%, to $122.0 million at March 31, 2008 from $114.4 million at December 31, 2007. Most of the growth in deposits represented savings accounts, demand accounts and time deposits, offset partially by a decrease in money market accounts, and was primarily obtained due to the opening of our Auburn Auto Bank on January 31, 2008.

Long-term debt. Borrowings decreased by $957,000, or 9.6%, to $9.0 million at March 31, 2008 from $9.9 million at December 31, 2007. The decrease is primarily due to principal repayment on amortizing balances.

Shareholders’ Equity. Total shareholders’ equity increased $2,000 and remained at $18.6 million at both March 31, 2008 and December 31, 2007. The net increase was primarily the result of net income of $54,000 for the three months ended March 31, 2008 and ESOP shares earned of $11,000, offset by changes to accumulated other comprehensive loss of $44,000. A $19,000 cumulative effect change to retained earnings was due to a change in the Company’s pension plan measurement date in accordance with SFAS 158.

Nonperforming Assets

The table below is a summary of the Company’s non-performing assets at the dates indicated:

	March 31, 2008	December 31, 2007
Non-accrual loans:
Real estate mortgages:
One- to-four-family	$125	$246
Non-residential	—	32
Home equity	26	26

Total non-accrual loans	151	304
Foreclosed assets, net	231	142

Total non-performing assets	$382	$446

Ratios:
Non-performing loans to total loans	0.14%	0.29%
Non-performing loans to total assets	0.10%	0.21%
Non-performing assets to total assets	0.25%	0.31%

At March 31, 2008, one non-residential loan relationship with three loans outstanding and an aggregate balance of $126,000 was classified as substandard, is accruing interest and is not included in the above table. The loans are all currently 30 days delinquent, and the borrower is adhering to a repayment plan. However, in the past, the borrower has been unable to maintain a consistent repayment schedule. There were no other loans or other assets that are not disclosed in the table or disclosed as classified or special mention, where known information about the possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans in the future.

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

The Company has an agreement with the Federal Home Loan Bank of New York that allows it to borrow up to $70.8 million. At March 31, 2008, the Company had outstanding advances and amortizing notes totaling $9.0 million. The Company also has a repurchase agreement with a correspondent bank providing an additional $10 million in liquidity, which is secured by the Company’s mortgage-backed securities. There were no advances outstanding under the repurchase agreement at March 31, 2008.

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

At March 31, 2008, the Company had loan commitments to borrowers and unused lines of credit of approximately $5.4 million. For the first quarter ended March 31, 2008, the Company originated loans of $7.3 million, as compared to $6.0 million of loans originated in the first quarter of March 31, 2007. There were no loans sold during the first quarter ended March 31, 2008 as compared to net proceeds of $122,000 for the first quarter of March 31, 2007. There were no letters of credit outstanding at March 31, 2008.

Time deposit accounts scheduled to mature within one year were $39.2 million at March 31, 2008. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with the Company. We are committed to maintaining a strong liquidity position; therefore, the Company monitors its liquidity position on a daily basis. The Company anticipates that it will have sufficient funds to meet its current funding commitments. The marginal cost of new funding however, whether from deposits or borrowings from the Federal Home Loan Bank, will be carefully considered as the Company monitors its liquidity needs. Therefore, in order to minimize its costs of funds, the Company may consider additional borrowings from the Federal Home Loan Bank in the future.

At March 31, 2008, the Seneca Falls Savings Bank (“Bank”) exceeded each of the applicable regulatory capital requirements. The Bank’s leverage (Tier 1) capital at March 31, 2008 was $16.5 million, or 10.9% of adjusted assets. In order to be classified as “well-capitalized” by the Office of Thrift Supervision (“OTS”), the Bank is required to have Tier 1 capital of $7.5 million, or 5.00% of adjusted assets. To be classified as a well-capitalized bank by the OTS, the Bank must also have a total risk-based capital ratio of 10.0%. At March 31, 2008, the Bank had a total risk-based capital ratio of 18.9%.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required of this item.

Item 4T – Controls and Procedures

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

Part II – Other Information

Item 1 – Legal Proceedings

At March 31, 2008, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 1A-Risk Factors

A smaller reporting company is not required to provide the information required of this item.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seneca-Cayuga Bancorp, Inc.

Date: May 13, 2008	/s/ Robert E. Kernan, Jr.
Robert E. Kernan, Jr.
Chairman of the Board and Chief Executive Officer

Date: May 13, 2008	/s/ Menzo D. Case
Menzo D. Case
President and Chief Financial Officer

Index to Exhibits

Exhibit No.	Description	Page No.
31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer	21

31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer	22

32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer	23