Form 10-Q
period 2008-06-30
Seneca-Cayuga Bancorp, Inc.
filed 2008-08-13
CIK 1356261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each class of issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at August 13, 2008
Common Stock, par value $0.01	2,379,600

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except share data)

	June 30, 2008	December 31, 2007
Assets
Cash and due from banks	$3,751	$3,677
Interest-bearing deposits in banks	1,447	3,744

Cash and cash equivalents	5,198	7,421
Interest-bearing term deposits	4,388	—
Trading securities	3,976	5,457
Securities available for sale	2,460	2,773
Securities held to maturity (fair value 2008—$12,117 and 2007—$13,713)	13,994	13,500
Loans receivable, net of allowance for loan losses (2008—$501 and 2007—$458)	114,352	104,487
Federal Home Loan Bank of New York stock, at cost	843	989
Premises and equipment, net	6,046	4,584
Foreclosed assets	277	142
Bank-owned life insurance	2,943	2,900
Pension plan asset	659	651
Intangible assets, net and goodwill	375	389
Accrued interest receivable	604	555
Other assets	1,396	1,312

Total assets	$157,511	$145,160

Liabilities and Shareholders’ equity
Liabilities
Noninterest bearing deposits	$11,745	$9,079
Interest-bearing deposits	116,819	105,325

Total deposits	128,564	114,404
Long-term debt	8,014	9,927
Advances from borrowers for taxes and insurance	860	707
Official checks	1,313	760
Other liabilities	440	797

Total liabilities	139,191	126,595

Commitments and contingencies
Shareholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 9,000,000 shares authorized, 2,380,500 shares issued and outstanding	24	24
Additional paid-in-capital	9,925	9,934
Retained earnings	9,626	9,916
Treasury stock, at cost, 900 shares at June 30, 2008 and none at December 31, 2007	(7)	—
Accumulated other comprehensive loss	(440)	(469)
Unearned ESOP shares, at cost	(808)	(840)

Total shareholders’ equity	18,320	18,565

Total liabilities and shareholders’ equity	$157,511	$145,160

See accompanying notes to unaudited consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	For the three months ended June 30,
	2008	2007
Interest and dividend income:
Loans, including fees	$1,714	$1,416
Debt securities:
Mortgage-backed	183	119
Tax-exempt	3	1
Trading securities	54	107
Interest-bearing term deposits	20	—
Other	61	301

Total interest and dividend income	2,035	1,944

Interest expense:
Deposits	835	849
Short-term borrowings	—	2
Long-term debt	91	133

Total interest expense	926	984

Net interest income	1,109	960
Provision for loan losses	33	24

Net interest income after provision for loan losses	1,076	936

Noninterest income:
Banking fees and service charges	278	264
Insurance commissions	160	161
Mortgage banking income, net	27	28
Net loss on trading securities	(111)	(380)
Other than temporary security impairment	(245)	—
Other	30	25

Total noninterest income	139	98

Noninterest expense:
Compensation and benefits	779	740
Occupancy and equipment expenses	234	246
Service charges	145	114
Professional fees	88	75
Advertising	87	89
Directors fees	37	35
Supplies	20	16
Telephone and postage	51	46
Amortization of intangible assets	7	5
Other	63	67

Total noninterest expense	1,511	1,433

Loss before income taxes	(296)	(399)
Income tax expense (benefit)	29	(151)

Net loss	$(325)	$(248)

Loss per common share—basic	$(0.14)	$(0.11)

Weighted average number of common shares outstanding—basic	2,299	2,293

See accompanying notes to unaudited consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	For the six months ended June 30,
	2008	2007
Interest and dividend income:
Loans, including fees	$3,374	$2,771
Debt securities:
Mortgage-backed	376	169
Tax-exempt	4	3
Trading securities	117	546
Interest-bearing term deposits	20	—
Other	129	361

Total interest and dividend income	4,020	3,850

Interest expense:
Deposits	1,672	1,671
Short-term borrowings	1	7
Long-term debt	190	287

Total interest expense	1,863	1,965

Net interest income	2,157	1,885
Provision for loan losses	63	48

Net interest income after provision for loan losses	2,094	1,837

Noninterest income:
Banking fees and service charges	554	507
Insurance commissions	384	371
Mortgage banking income, net	53	58
Net loss on trading securities	(116)	(65)
Other than temporary security impairment	(245)	—
Other	51	55

Total noninterest income	681	926

Noninterest expense:
Compensation and benefits	1,544	1,522
Occupancy and equipment expenses	466	486
Service charges	278	217
Professional fees	177	141
Advertising	176	179
Directors fees	74	69
Supplies	40	35
Telephone and postage	101	87
Amortization of intangible assets	14	10
Other	125	132

Total noninterest expense	2,995	2,878

Loss before income taxes (benefit)	(220)	(115)
Income tax expense (benefit)	51	(44)

Net loss	$(271)	$(71)

Loss per common share—basic	$(0.12)	$(0.03)

Weighted average number of common shares outstanding—basic	2,298	2,290

See accompanying notes to unaudited consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Shareholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2008 and 2007

(Dollars In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Total Shareholders’ Equity
Balance, January 1, 2007	$24	$9,942	$10,604	$—	$(944)	$(902)	$18,724
Cumulative effect of a change in accounting principle upon the adoption of SFAS 159 (net of $545 tax benefit and reversal of unrecognized tax benefit of $292)	—	—	(858)	—	464	—	(394)

Comprehensive income(loss):
Net loss	—	—	(71)	—	—	—	(71)
Unrealized holding losses on securities available for sale (net of $11 tax expense)	—	—	—	—	18	—	18

Total comprehensive loss							(53)

ESOP shares committed to be released (3,111 shares)	—	(2)	—	—	—	31	29

Balance, June 30, 2007	$24	$9,940	$9,675	$—	$(462)	$(871)	$18,306

Balance, January 1, 2008	$24	$9,934	$9,916	$—	$(469)	$(840)	$18,565
Cumulative effect of a change in accounting principle upon the change in pension plan measurement date under SFAS 158 (net of $5 tax expense)	—	—	(19)	—	4	—	(15)

Comprehensive income(loss):
Net loss	—	—	(271)	—	—	—	(271)
Pension plan gains and losses and past service liability recognized in pension expense (net of $5 tax expense)	—	—	—	—	8	—	8
Unrealized holding gains on securities available for sale (net of $10 tax expense)	—	—	—	—	17	—	17

Total comprehensive loss							(246)

Treasury stock purchase (900 shares)	—	—	—	(7)	—	—	(7)
ESOP shares committed to be released (3,112 shares)	—	(9)	—	—	—	32	23

Balance, June 30, 2008	$24	$9,925	$9,626	$(7)	$(440)	$(808)	$18,320

See accompanying notes to unaudited consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(271)	$(71)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion of discounts net of amortization of premiums	(4)	(2)
Net change in trading securities	1,481	36,591
Other than temporary security impairment	245	—
Loans originated for sale	—	(117)
Proceeds from sale of loans	—	182
Provision for loan losses	63	48
Depreciation and amortization	187	196
Loss on disposal of equipment	—	2
Net gains on sale of foreclosed property and assets	—	(2)
Non-cash ESOP expense	23	29
Income from bank-owned life insurance	(43)	(47)
Increase in prepaid pension expense	(8)	(34)
Amortization of intangible assets	14	10
(Increase) decrease in accrued interest receivable	(49)	287
Increase in other assets	(115)	(30)
Increase (decrease) in official checks and other liabilities	196	(15)

Net cash provided by operating activities	1,719	37,027

Cash flows from investing activities:
Maturity of interest-bearing term deposits	—	4,000
Purchase of interest-bearing term deposits	(4,388)	—
Maturities and calls of securities held-to-maturity	10	47
Principal repayments on securities available for sale	95	—
Principal repayments on securities held-to-maturity	1,500	594
Purchases of securities held-to-maturity	(2,000)	(9,334)
Net increase in loans	(10,049)	(6,552)
Purchases of Federal Home Loan Bank stock	(155)	(501)
Proceeds from sale of Federal Home Loan Bank stock	301	808
Proceeds from sale of foreclosed assets	—	62
Purchases of premises and equipment	(1,649)	(91)

Net cash used by investing activities	(16,335)	(10,967)

Cash flows from financing activities:
Increase in deposits	14,160	2,800
Net decrease in short-term borrowings	—	(575)
Repayment of long-term debt	(1,913)	(5,876)
Increase in advance payments by borrowers for taxes and insurance	153	95
Treasury stock purchased	(7)	—

Net cash provided (used) by financing activities	12,393	(3,556)

Net change in cash and cash equivalents	(2,223)	22,504
Cash and cash equivalents at beginning of period	7,421	3,087

Cash and cash equivalents at end of period	$5,198	$25,591

Supplementary information:
Interest paid	$1,874	$1,995
Income taxes paid	2	2
Net loans transferred to foreclosed real estate	121	—

See accompanying notes to unaudited consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Seneca-Cayuga Bancorp, Inc. and its wholly owned subsidiary (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, and so such financial statements are not misleading, have been included.

The unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the years ended December 31, 2007 and 2006, included in its Annual Report filed on Form 10-KSB dated March 26, 2008.

Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The consolidated financial statements at June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 include the accounts of Seneca-Cayuga Bancorp, Inc., Seneca Falls Savings Bank (the “Bank”) and the Bank’s wholly-owned subsidiary, Seneca-Cayuga Personal Services, LLC. All intercompany balances and transactions have been eliminated in consolidation.

2.	Earnings (Loss) Per Share

Basic earnings (loss) per common share is calculated by dividing net income or loss by the weighted-average number of common shares outstanding during the period. The Company has a simple capital structure as it has not granted any restricted stock awards or stock options and had no potentially dilutive common stock equivalents. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating basic earnings per common share until they are committed to be released.

3.	Securities

As of June 30, 2008, the Company evaluated its held-to-maturity and available-for-sale portfolios for other-than-temporary impairment. In completing its analysis, management considered (1) the length of time and extent to which the fair value had been less that cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer to the earlier of recovery of its fair value or maturity.

Based on recent facts and circumstances the Company determined that an investment in a large cap fund, with a carrying value of $1,539,000 was other-than-temporarily impaired, and accordingly recorded an impairment loss of $245,000 for the quarter ended June 30, 2008. The Company is not certain when the fair value would equal its carrying value, and accordingly, concluded the charge against earnings was required.

4.	Pension Benefits

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

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

charge to retained earnings, representing the net periodic benefit cost for the period between the October 1, 2007 measurement date and January 1, 2008.

The composition of net periodic benefit plan cost for the three and six months ended June 30 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Service cost	$49	$50	$98	$100
Interest cost	59	50	118	100
Expected return on assets	(95)	(85)	(190)	(170)
Amortization of net losses	11	10	22	20
Amortization of past service liability (credit)	(4)	3	(8)	6

Net periodic pension expense	$20	$28	$40	$56

The Company expects to contribute $95,000 to its pension plan in 2008. As of June 30, 2008, $46,000 had been contributed to the pension plan.

5.	Income Taxes

Deferred income tax assets and liabilities are determined using the liability method. Under this method, the net deferred tax asset or liability is recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating losses, capital losses and contribution carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. To the extent that current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established. The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change. A valuation allowance of $134,000 was established during the three and six months ended June 30, 2008, as management believes it may not generate sufficient capital gains to offset its capital loss carry forward. The Company’s effective tax rate differs from the statutory rate due to non-taxable bank-owned life insurance income and the valuation allowance established on the capital loss carry forward.

6.	Comprehensive Income (Loss)

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

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

The components of other comprehensive income and related tax effects for the three and six months ended June 30 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Unrealized holding gains (losses) on securities available-for-sale	$(134)	$74	$(218)	$29
Reclassification adjustment for losses realized in income	245	—	245	—

Net unrealized gains on securities available for sale	111	74	27	29
Reclassification adjustment for amortization of pension plan net loss and past service credit recognized in net periodic pension expense	6	—	13	—

	117	74	40	29
Tax expense	44	29	15	11

Other comprehensive income	$73	$45	$25	$18

The components of accumulated other comprehensive loss, net of related tax effects, are as follows:

	June 30, 2008	December 31, 2007
	(in thousands)
Unrealized losses on securities available-for-sale (net of tax benefit 2008 - $11; 2007 - $21)	$(17)	$(33)
Net pension losses and past service credit (net of tax benefit 2008 - $267; 2007 - $275)	(423)	(436)

	$(440)	$(469)

7.	Fair Value Accounting

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

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements at June 30, 2008
Description	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Trading securities	$3,976	$3,976	$—	$—
Securities available-for-sale	2,460	2,460	—	—

Total	$6,436	$6,436	$—	$—

		Fair Value Measurements at December 31, 2007
Description	December 31, 2007	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Trading securities	$5,457	$5,457	$—	$—
Securities available-for-sale	2,773	2,773	—	—

Total	$8,230	$8,230	$—	$—

In addition to disclosures of the fair value of assets on a recurring basis, SFAS 157 requires disclosures for asset and liabilities measured at fair value on a nonrecurring basis, such as impaired assets, in the period in which a re-measurement at fair value is performed. There were no assets or liabilities whose carrying values were re-measured at fair value during 2008 or 2007.

As of June 30, 2008, total cumulative market value losses on trading securities on those securities held at June 30, 2008 totaled $153,000 and are included in trading security losses on the statement of income.

8.	Segment Reporting

The Company has determined that it has two primary business segments, its community banking franchise and its insurance agency.

The community banking segment provides financial services to consumers and businesses principally in the Finger Lakes region of New York State. These services include providing various types of loans to customers, accepting deposits, mortgage banking and other traditional banking services. Parent company and treasury function income is included in the community banking segment, as the majority of effort of these functions is related to this segment. Major revenue sources include net interest income and service fees on deposit accounts. Expenses include personnel and branch support network support charges.

The insurance agency segment offers insurance coverage to businesses and individuals in the Finger Lakes region. The insurance activities consisted of those conducted through the Bank’s wholly owned subsidiary, Seneca-Cayuga Personal Services, LLC d/b/a Royce & Rosenkrans, Inc. Major revenue sources include commission income. Expenses include personnel and office support charges.

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Information about the segments is presented in the following tables for the period indicated:

	For the Three Months Ended June 30, 2008			For the Three Months Ended June 30, 2007
	Banking Activities	Insurance Activities	Total	Banking Activities	Insurance Activities	Total
	(in thousands)
Net interest income	$1,109	$—	$1,109	$960	$—	$960
Provision for loan losses	33	—	33	24	—	24

Net interest income after provision for loan losses	1,076	—	1,076	936	—	936
Other income (loss)	(21)	160	139	(63)	161	98
Compensation and benefits	(666)	(113)	(779)	(618)	(122)	(740)
Amortization of intangible assets	—	(7)	(7)	—	(5)	(5)
Other noninterest expense	(683)	(42)	(725)	(647)	(41)	(688)

Loss before income taxes	(294)	(2)	(296)	(392)	(7)	(399)
Income tax (expense) benefit	(30)	1	(29)	151	—	151

Net loss	$(324)	$(1)	$(325)	$(241)	$(7)	$(248)

	For the Six Months Ended June 30, 2008			For the Six Months Ended June 30, 2007
	Banking Activities	Insurance Activities	Total	Banking Activities	Insurance Activities	Total
	(in thousands)
Net interest income	$2,157	$—	$2,157	$1,885	$—	$1,885
Provision for loan losses	63	—	63	48	—	48

Net interest income after provision for loan losses	2,094	—	2,094	1,837	—	1,837
Other income	297	384	681	555	371	926
Compensation and benefits	(1,317)	(227)	(1,544)	(1,277)	(245)	(1,522)
Amortization of intangible assets	—	(14)	(14)	—	(10)	(10)
Other noninterest expense	(1,356)	(81)	(1,437)	(1,261)	(85)	(1,346)

(Loss) income before income taxes	(282)	62	(220)	(146)	31	(115)
Income tax (expense) benefit	(26)	(25)	(51)	59	(15)	44

Net (loss) income	$(308)	$37	$(271)	$(87)	$16	$(71)

Total assets	$157,558	$891	$158,449	$148,813	$875	$149,688

The following represents a reconciliation of the Company’s reported segment assets as of June 30:

	June 30,
	2008	2007
	(in thousands)
Total assets for reportable segments	$158,449	$149,688
Elimination of intercompany balances	(938)	(911)

Consolidated total	$157,511	$148,777

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

9.	Recent Accounting Pronouncements

FASB statement No. 141(R), Business Combinations (“SFAS 141(R)”), was issued in December 2007. This Statement established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the Company January 1, 2009. This new pronouncement will impact the Company’s accounting for business combinations completed beginning January 1, 2009.

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

In September 2006, the FASB ratified Emerging Issues Task Force Issue No 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements (“EITF 06-04”). EITF 06-04 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS 106 or APB Opinion 12, as appropriate. EITF 06-04 was effective for the Company on January 1, 2008. The adoption of EITF 06-04 had no effect on the Company’s consolidated financial position or results of operation.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements (“EITF 06-10”). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligations as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 was effective for the Company on January 1, 2008. The adoption of EITF 06-04 had no effect on the Company’s consolidated financial position or results of operation.

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

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This guidance is effective

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

for financial statements issued by the Company beginning January 1, 2009, with early application encouraged. The Company does not expect FAS 161 to have any impact on its consolidated financial statements.

In February 2008, the FASB issued a FASB Staff Position (FSP) FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction. The FSP includes a “rebuttable presumption” that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for the Company beginning January 1, 2009 and will apply only to original transfers made after that date. Early adoption will not be allowed. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In May 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. The new standard identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The standard is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of the new pronouncement to have a significant impact on its consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Throughout the Management’s Discussion and Analysis (“MD&A”) the term “Company” refers to the consolidated entity of Seneca-Cayuga Bancorp, Inc., Seneca Falls Savings Bank (the “Bank”) and Seneca-Cayuga Personal Services, LLC. Seneca-Cayuga Personal Services, LLC is a wholly owned subsidiary of the Bank. At June 30, 2008, Seneca Falls Savings Bank, MHC, the Company’s mutual holding company parent, held approximately 55% of the Company’s outstanding common stock.

Forward-Looking Statements

This Quarterly Report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions including real estate values in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market areas, competition in both the banking and insurance markets, the impact of national economic conditions on its securities portfolio and mutual fund and the success of our expansion plan, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically declines any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

The most significant accounting policies followed by the Company are presented in Note 2 to the consolidated financial statements (the “Consolidated Financial Statements”) included in the Company’s Annual Report for the year ended December 31, 2007 filed on Form 10-KSB dated March 26, 2008. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. We have identified the accounting of our allowance for loan losses; evaluation of securities for other than temporary impairment and deferred income tax accounting as our critical accounting policies.

Allowance for loan losses:

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

Seneca-Cayuga Bancorp, Inc.

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

Securities:

Securities available-for-sale are reported at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss) and securities held-to-maturity for which the Company has the positive ability and intent to hold to maturity are reported at cost adjusted for premiums and discounts that are recognized in interest income using the level yield method. Unrealized losses are charged to earnings as an impairment loss when the decline in fair value of a security is judged to be other-than-temporary. Management evaluates securities for other–than-temporary impairment on a quarterly basis, and considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer to the earlier of recovery of its fair value or maturity. For the three and six months ended June 30, 2008 and 2007, the Company recognized other-than-temporary impairment losses of $245,000 and $0. Future losses could be recognized if it is determined that securities are other-than-temporarily impaired.

Income Taxes:

Deferred income tax assets and liabilities are determined using the liability method. Under this method, the net deferred tax asset or liability is recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating losses, capital losses and contribution carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. To the extent that current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established. The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change. A valuation allowance of $134,000 was established during the three and six months ended June 30, 2008 as management believes it may not generate sufficient capital gains to offset its capital loss carry forward. The Company’s effective tax rate differs from the statutory rate due to non-taxable bank owned life insurance income and the valuation allowance established on the capital loss carry forwards.

Overview

Our results of operations depend in part on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities (including mortgage-backed and other securities) and other interest-earning assets primarily cash and interest bearing deposits, and the interest paid on our interest-bearing liabilities, consisting primarily of savings accounts,

Seneca-Cayuga Bancorp, Inc.

money market accounts, transaction accounts, certificates of deposit, long- and short-term borrowings and Federal Home Loan Bank advances. Our results of operations also are affected by our provisions for loan losses, noninterest income and noninterest expense. Noninterest income currently consists primarily of deposit account fees, insurance agency commissions, dividends on mutual funds, increases in cash value-insurance, gains and losses on the sale or impairment of securities, gains and losses on trading securities and miscellaneous other income. In addition, noninterest income reflects changes in fair value for our trading securities, which may have a significant impact on our future results of operations. Noninterest expense currently consists primarily of compensation and employee benefits, occupancy and equipment expenses, advertising and marketing, service charges, professional fees, directors’ fees, supplies, and other operating expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Seneca-Cayuga Bancorp, Inc.

Analysis of Net Interest Income

The following tables set forth average balance sheets, average yields and costs, and certain other information at the date and for the periods indicated. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended June 30,
	2008			2007
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$110,415	$1,714	6.21%	$92,101	$1,416	6.15%
Mortgage-backed securities	13,536	183	5.41	8,589	119	5.54
Trading securities	4,411	54	4.90	9,125	107	4.69
Other interest-earning assets	11,804	84	2.85	25,170	302	4.80

Total interest-earning assets	140,166	2,035	5.81	134,985	1,944	5.76

Noninterest-earning assets	15,250			12,747

Total assets	$155,416			$147,732

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits and escrow	$12,899	54	1.67%	$7,383	5	0.27%
Money market accounts	4,778	22	1.84	5,106	22	1.72
Savings accounts	45,397	187	1.65	45,902	253	2.20
Certificates of deposit	52,448	572	4.36	49,576	569	4.59

Total interest-bearing deposits	115,522	835	2.89	107,967	849	3.15
Borrowings	8,666	91	4.20	13,061	135	4.13

Total interest-bearing liabilities	124,188	926	2.98	121,028	984	3.25

Other noninterest-bearing liabilities	12,610			8,367

Total liabilities	136,798			129,395
Equity	18,618			18,337

Total liabilities and equity	$155,416			$147,732

Net interest income		$1,109			$960

Interest rate spread			2.83%			2.51%
Net interest-earning assets	$15,978			$13,957

Net interest margin			3.16%			2.84%
Average interest-earning assets to average interest-bearing liabilities		112.87%			111.53%

Seneca-Cayuga Bancorp, Inc.

	For the Six Months Ended June 30,
	2008			2007
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$108,099	$3,374	6.24%	$90,634	$2,771	6.11%
Mortgage-backed securities	13,966	376	5.38	6,112	169	5.53
Trading securities	4,794	117	4.88	24,435	546	4.47
Other interest-earning assets	9,591	153	3.19	15,249	364	4.77

Total interest-earning assets	136,450	4,020	5.89	136,430	3,850	5.64

Noninterest-earning assets	14,504			12,905

Total assets	$150,954			$149,335

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits and escrow	$10,525	66	1.25%	$7,107	11	0.31%
Money market accounts	4,851	45	1.86	5,309	45	1.70
Savings accounts	44,810	416	1.86	44,962	486	2.16
Certificates of deposit	51,173	1,145	4.48	49,666	1,129	4.55

Total interest-bearing deposits	111,359	1,672	3.00	107,044	1,671	3.12
Borrowings	9,016	191	4.24	14,534	294	4.05

Total interest-bearing liabilities	120,375	1,863	3.10	121,578	1,965	3.23

Other noninterest-bearing liabilities	11,984			9,290

Total liabilities	132,359			130,868
Equity	18,595			18,467

Total liabilities and equity	$150,954			$149,335

Net interest income		$2,157			$1,885

Interest rate spread			2.79%			2.41%
Net interest-earning assets	$16,075			$14,852

Net interest margin			3.16%			2.76%
Average interest-earning assets to average interest-bearing liabilities		113.35%			112.22%

Results of Operations for the Three Months Ended June 30, 2008 and 2007

General. Net loss increased $77,000 to $325,000 for the three months ended June 30, 2008 compared to $248,000 for the same period in the prior year. The increase was primarily attributable to a $78,000 increase in noninterest expense and an $180,000 increase in income tax expense, partially offset by a $149,000 increase in net interest income and a $41,000 increase in noninterest income.

Net Interest Income. Net interest income increased $149,000, or 15.5%, to $1.1 million for the three months ended June 30, 2008 from $960,000 for the three months ended June 30, 2007. The increase was due primarily to a $5.2 million, or 3.8%, increase in average interest-earning assets with a 5 basis point increase in average yield on interest-earning assets and a 27 basis point decrease in the cost of interest-bearing liabilities, offset partially by a $3.2 million, or 2.6%, increase in average interest-bearing liabilities. The increased yield from interest-earning assets was primarily because a greater proportion of our interest-earning assets were invested in loans. Average interest-bearing liabilities and their related cost increased due to growth in deposits with special rates and products that were offered as a means to market our new Auburn Auto Bank.

Interest Income. Interest income increased $91,000, or 4.7%, to $2.0 million for the three months ended June 30, 2008 from $1.9 million for the three months ended June 30, 2007, as a result of loan and mortgage-backed security growth and an increase in yield, offset by a decrease in the balances of our trading securities portfolio and other interest-earning assets.

Seneca-Cayuga Bancorp, Inc.

The increased interest and fee income from loans is primarily due to the $18.3 million, or 19.9%, increase in the average loans outstanding to $110.4 million for the quarter ended June 30, 2008 from $92.1 million for the quarter ended June 30, 2007.

Interest income from mortgage-backed securities increased primarily due to purchases of new securities between the two periods as reflected in the $4.9 million increase in mortgage-backed securities average balances.

Trading securities average balances decreased $4.7 million, or 51.7%, to $4.4 million for the three months ended June 30, 2008 from $9.1 million for the three months ended June 30, 2007. In April 2007, we sold $36.0 million of our trading portfolio and reinvested $4.8 million in new trading securities, which were included in the average balance of trading securities for the three months ended June 30, 2007.

Our average other interest-earning assets decreased $13.4 million, or 53.1%, to $11.8 million for the quarter ended June 30, 2008 from $25.2 million for the quarter ended June 30, 2007. At June 30, 2007, we had not fully re-invested the proceeds from the sale of our trading portfolio completed in April 2007. Most of the proceeds have since been invested in loans or used to repay borrowings. In addition, during the quarter ended June 30, 2008, we invested $4.4 million in term deposits with financial institutions. We have maintained a larger cash balance in general as the returns offered on securities were not sufficient to justify the purchase of longer term securities. The yield on other interest-earning assets decreased 195 basis points to 2.85% for the three months ended June 30, 2008 from 4.80% for the three months ended June 30, 2007 in response to the Federal Reserve reducing the discount rate 325 basis points subsequent to June 30, 2007.

Interest Expense. Interest expense decreased $58,000, or 5.9%, to $926,000 for the three months ended June 30, 2008 from $984,000 for the three months ended June 30, 2007. The decrease in interest expense resulted from a decrease of $66,000, or 26.1% in savings deposit interest expense and a decrease of $44,000, or 32.6% in borrowings interest expense, offset partially by a $49,000, or 980.0%, increase in demand deposit accounts interest expense and a $3,000, or 1.0%, increase in certificate of deposit interest expense.

The higher demand deposit interest expense is attributable to a $5.5 million, or 74.7%, increase in average interest-bearing demand deposit balances to $12.9 million for the three months ended June 30, 2008 from $7.4 million for the three months ended June 30, 2007 and a 140 basis point increase in the average demand deposits cost during the same comparable period, which was the result of offering higher demand deposit rates in 2008 for a new e-statement account that was used to promote our new Auburn Auto Bank.

Savings interest expense decreased primarily due to lower IRA savings rates that are tied to a Treasury index.

Certificate of deposit interest expense remained fairly consistent during the comparable periods despite the $2.9 million, or 5.8%, increase in average certificate of deposits outstanding to $52.4 million for the three months ended June 30, 2008 from $49.6 million for the three months ended June 30, 2007, because the average certificate of deposit maturity shortened, which reduces the average cost, as consumers are not willing to accept longer terms given the market’s uncertainty as to when interest rates may increase.

The average borrowings decreased $4.4 million, or 33.7%, to $8.7 million for the three months ended June 30, 2008 from $13.1 million for the three months ended June 30, 2007. The primary reason for the decreased borrowing expense is that we continue to reduce our borrowings through application of cash flow from our securities portfolio.

Provision for Loan Losses. The provision for loan losses was $33,000 for the three months ended June 30, 2008 as compared to $24,000 for the three months ended June 30, 2007. Loans in nonaccrual status that were included in loans receivable totaled $411,000 at June 30, 2008 as compared to $304,000 at December 31, 2007. The allowance for loan losses at June 30, 2008 and December 31, 2007 represented 0.44% of total loans. The provision was increased to reflect the higher risk associated with further diversification of the loan portfolio from residential loans to more nonresidential, commercial, auto and other consumer loans, as well as higher net loans receivable.

Non-interest Income. Non-interest income increased $41,000, or 41.8%, to $139,000 for the three months ended June 30, 2008 from $98,000 for the three months ended June 30, 2007. The increase is primarily due to a $269,000

Seneca-Cayuga Bancorp, Inc.

decrease in losses from net trading security activity, a $14,000 increase in banking fees and service charges and a $5,000 increase in other noninterest income, offset partially by a $245,000 security impairment loss.

The impairment loss of $245,000 is on our investment in AMF Large Cap Equity Fund (“LCEF”). The per share value of the LCEF has declined from $8.54 at March 31, 2008 to $7.89 at June 30, 2008. The decline is consistent with a general decrease in the LCEF’s value during 2008. After considering the LCEF’s composition, which is primarily stock in companies with capitalization exceeding $5 billion, the stock performance of the companies owned by LCEF and current economic forecasts, we believe that the loss will not be recovered in the near term, and conclude, the security’s impairment was other-than-temporary.

At June 30, 2008, the carrying value of our investment in LCEF was $1.3 million. We will continue to evaluate the LCEF funds carrying value in relation to its fair value in future quarters, to determine if additional impairment charges are required.

Net trading security activity represents net gains and losses on trading security values and net gains and losses on trading securities sold. The loss incurred for the quarter ended June 30, 2007 was from the sale of substantially all of our trading portfolio at the time. The loss incurred during the quarter ended June 30, 2008 is primarily from market value loss of our shares in the AMF Ultra Short Mortgage Fund (the “Fund”), which has lost $97,000 through the three months ended June 30, 2008. Our ability to reduce our investment in the Fund is limited by the Fund’s redemption policy. In particular, the Fund limits cash redemptions to $250,000 every 90 days with any excess redemptions paid by transferring underlying assets held by the Fund. We redeemed $250,000 on May 22, 2008, realizing a $5,000 loss. At June 30, 2008, the carrying value of our investment in the Fund was $1.4 million. We expect, subject to market conditions, to request further cash redemptions during the remainder of the year.

The increase noted in banking fees and service charges is consistent with our deposit growth and is primarily derived from checking account fees and ATM and debit card fees.

Non-interest Expense. Non-interest expense increased $78,000, or 5.4%, and was $1.5 million for the three months ended June 30, 2008 as compared to $1.4 million for the three months ended June 30, 2007. The increase is primarily due to a $39,000 increase in compensation and benefits, a $31,000 increase in service charges, $13,000 increase in professional fees and $7,000 increase in other noninterest expenses, which were partially offset by a $12,000 decrease in occupancy and equipment expenses. Compensation and benefits increased as a result of salary increases offset partially by savings in benefit costs and outsourcing our internal audit function. The higher service charges are primarily as a result of the introduction of the debit card rewards program and to higher ATM and debit card fees assessed for increased activity. Professional fees increased due to higher external audit fees and to outsourcing of our internal audit function. Occupancy and equipment expenses decreased due to less maintenance costs being incurred and less depreciation.

Income Taxes. Income tax expense was $29,000 for the quarter ended June 30, 2008 as compared to a benefit of $151,000 for the quarter ended June 30, 2007. For the quarter ended June 30, 2008, we did not record an income tax benefit for the market value losses incurred for the AMF Ultra Short Mortgage Fund and for the security impairment loss. For tax purposes, these losses are considered capital, and given the Company’s lack of income characterized as capital, we concluded it is unlikely we will be able to utilize the benefit.

Results of Operations for the Six Months Ended June 30, 2008 and 2007

General. Net loss increased $200,000 to a loss of $271,000 for the six months ended June 30, 2008 compared to $71,000 for the six months ended June 30, 2007. The increase was attributable to a $245,000 decrease in noninterest income an $117,000 increase in non-interest expense and a $95,000 increase in income tax expense, offset partially by an increase of $272,000 in net interest income.

Net Interest Income. Net interest income increased $272,000, or 14.4%, to $2.2 million for the six months ended June 30, 2008 from $1.9 million for the six months ended June 30, 2007. The increase was attributable to a 25 basis point increase in the yields earned on interest-earning assets and a 13 basis point decrease in the cost of interest-bearing liabilities. The increased yield from interest-earning assets was primarily because a higher proportion of interest-earning assets were invested in loans and mortgage-backed securities. The decrease in the cost of interest-

Seneca-Cayuga Bancorp, Inc.

bearing liabilities is primarily the result of the continued growth of our interest-bearing demand deposits and to a general decline in savings and certificates of deposit rates.

Interest Income. Interest income increased $170,000, or 4.4%, to $4.0 million for the six months ended June 30, 2008 from $3.9 million for the six months ended June 30, 2007, which is the result of loan and mortgage-backed security growth and a reduction in lower yielding trading securities and other interest-earning assets.

Average loans increased $17.5 million, or 19.3%, to $108.1 million for the six months ended June 30, 2008 from $90.6 million for the six months ended June 30, 2007. Interest and fee income from loans increased $603,000, or 21.8%, to $3.4 million from $2.8 million during the same period, a 13 basis point increase in the yield earned. The increase is consistent with our business objective of increasing and diversifying our loan portfolio to higher yielding nonresidential, commercial, manufactured home, automobile and other consumer loans.

Interest income from mortgage-backed securities increased primarily due to purchases of new securities between the two periods as reflected in the $7.9 million increase in mortgage-backed securities average balances.

Trading securities average balances decreased $19.6 million, or 80.4%, to $4.8 million for the six months ended June 30, 2008 from $24.4 million for the six months ended June 30, 2007. In April 2007, we sold $36.0 million of our trading portfolio and reinvested $4.8 million in new trading securities, which were included in the average balance of trading securities for the six months ended June 30, 2007. Trading security activity through 2008 has been limited primarily to principal repayments and to changes in market values.

Average other interest-earning assets decreased $5.7 million, or 37.1%, to $9.6 million for the six months ended June 30, 2008 from $15.2 million for the six months ended June 30, 2007. The balance of other interest-earning assets at June 30, 2007 was primarily the remaining proceeds from our security sale in April 2007. These proceeds have been used since then to fund loan growth and to repay borrowings. We have maintained a larger cash balance in general as the returns offered on securities were not sufficient to justify the purchase of longer term securities.

The yield earned on average other interest-earning assets decreased 158 basis points to 3.2% for the six months ended June 30, 2008 from 4.8% for the six months ended June 30, 2007 as the portion of the average balances held in interest-bearing deposits decreased significantly during the period and were earning a lower interest rate than the other assets included in this category.

Interest Expense. Interest expense decreased $102,000, or 5.2%, to $1.9 million for the six months ended June 30, 2008 from $2.0 million for the six months ended June 30, 2007, which is primarily attributable to an increase in the percentage of our liabilities consisting of lower cost demand deposits as well as a decline in general interest rates.

Average interest-bearing demand deposits and escrow increased $3.4 million, or 49.1%, to $10.5 million for the six months ended June 30, 2008 from $7.1 million for the six months ended June 30, 2007. During the same comparable periods, the cost of interest-bearing demand deposits increased $55,000 or 94 basis points to 1.25% from 0.31%. The increased balances and costs are the result of offering higher demand deposit rates in 2008 for a new e-statement account that was used to promote our new Auburn Auto Bank.

Average certificates of deposit increased $1.5 million, or 3.0%, to $51.2 million for the six months ended June 30, 2008 from $49.7 million for the six months ended June 30, 2007. During the same time period, the cost of certificates of deposit decreased 7 basis points to 4.48% from 4.55%. The lower average costs were realized despite higher average balances primarily because the average maturity shortened as consumers are not willing to accept longer terms, which cost more, given the market’s uncertainty.

Average money market accounts decreased $458,000, or 8.6%, to $4.9 million for the six months ended June 30, 2008 from $5.3 million for the six months ended June 30, 2007. The decrease is the result of not increasing rates as the additional cost outweighed the benefits of retaining the balances.

Average savings accounts decreased $152,000, or 0.3%, to $44.8 million for the six months ended June 30, 2008 from $45.0 million for the six months ended June 30, 2007. During the same comparable periods, savings interest expense decreased $70,000, or 14.4% to $416,000 from $486,000, which resulted in the average cost to decline 30

Seneca-Cayuga Bancorp, Inc.

basis points. The decreased savings interest expense is due primarily to a reduction in our IRA savings rates that are tied to a Treasury index.

Average borrowings decreased $5.5 million, or 38.0%, to $9.0 million for the six months ended June 30, 2008 from $14.5 million for the six months ended June 30, 2007, which is the result of repaying borrowings with proceeds from the sale of trading securities and with security portfolio cash flow.

Provision for Loan Losses. The provision for loan losses was $63,000 for the six months ended June 30, 2008 and $48,000 for the period ending June 30, 2007. The increased provision reflects the higher risk associated with further diversification of the loan portfolio and higher net loans receivable.

Noninterest Income. Noninterest income decreased $245,000, or 26.5%, to $681,000 for the six months ended June 30, 2008 from $926,000 for the six months ended June 30, 2007. Increases of $47,000 from banking fees and $13,000 from insurance commissions were offset by a $51,000 increase in losses from net trading security activity, a $245,000 security impairment loss, a $5,000 reduction in mortgage banking income and $4,000 decrease in other noninterest income.

Noninterest Expense. Noninterest expense increased $117,000, or 4.1%, and was $3.0 million for the six months ended June 30, 2008 compared to $2.9 million for the six months ended June 30, 2007. The increase was the result of a $61,000 increase in service charges caused by increased transaction volume, a $36,000 increase in professional fees, a $22,000 increase in compensation and benefits related to increases in salaries offset partially by reduced benefit costs and a $18,000 increase in other expenses, offset by a decrease of $20,000 in occupancy and equipment expenses.

Income Taxes. The income tax expense was $51,000 for the six months ended June 30, 2008 as compared to a benefit of $44,000 for the six months ended June 30, 2007. For the six months ended June 30, 2008, we did not record an income tax benefit for the market value losses incurred for the AMF Ultra Short Mortgage Fund and for the security impairment loss as we are unlikely to utilize the benefit.

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

Assets. Total assets increased by $12.4 million, or 8.5%, to $157.5 million at June 30, 2008 from $145.2 million at December 31, 2007 primarily due to an increase interest-bearing term deposits, loans receivable and premises and equipment, offset by a decreases in cash and cash equivalents and trading securities.

Cash and cash equivalents. Cash and cash equivalents decreased by $2.2 million, or 30.0%, to $5.2 million at June 30, 2008 from $7.4 million at December 31, 2007, as we invested in interest-bearing term deposits, increased loans and reduced long-term borrowings.

Interest-bearing term deposits. We invested in interest-bearing term deposits with maturities up to twelve months at various financial institutions as the yield was more attractive than securities. As of June 30, 2008, we had $4.4 million in term deposits with a weighted average yield of 3.37%.

Trading securities. Trading securities decreased $1.5 million, or 27.1%, to $4.0 million at June 30, 2008 from $5.5 million at December 31, 2007. The decrease is primarily from the receipt of principal payments on mortgage-backed securities.

Securities. Securities increased by $181,000, or 1.1%, to $16.5 million at June 30, 2008 from $16.3 million at December 31, 2007. The increase is primarily attributable to the purchase of a $2.0 million local school bond, offset by principal payments received on our available-for-sale and held-to-maturity securities.

Loans receivable. Loans receivable increased by $9.9 million, or 9.4%, to $114.4 million at June 30, 2008 from $104.5 million at December 31, 2007. We continue to maintain our newly originated mortgages as a strategy to increase yield on the Company’s interest-earning asset portfolio, and we continue to diversify our loan portfolio by focusing on increasing our nonresidential, commercial, home equity, manufactured home and automobile loans to the extent the market allows.

Seneca-Cayuga Bancorp, Inc.

Premises and equipment. Premises and equipment increased by $1.5 million, or 31.9%, to $6.0 million at June 30, 2008 from $4.6 million at December 31, 2007. The increase is due to the costs incurred to complete our Auburn Auto Bank, the purchase of additional property in Auburn and the purchase of property in Union Springs. The new Auburn property was leased back to the original owner for four years. It is our intention to eventually place a branch location there. We are currently evaluating the timing for placing an office at the Union Springs location.

Deposits. Deposits increased by $14.2 million, or 12.4%, to $128.6 million at June 30, 2008 from $114.4 million at December 31, 2007. The growth in deposits is represented by checking, savings accounts and certificate of deposits, offset partially by a decrease in money market accounts, and was primarily obtained from the opening of our Auburn Auto Bank on January 31, 2008.

Long-term debt. Borrowings decreased by $1.9 million, or 19.3%, to $8.0 million at June 30, 2008 from $9.9 million at December 31, 2007. The decrease is primarily due to principal repayment on amortizing balances.

Shareholders’ equity. Total shareholders’ equity decreased $245,000, or 1.3%, to $18.3 million at June 30, 2008 from $18.6 million at December 31, 2007. The net decrease was primarily the result of net loss of $271,000 for the six months ended June 30, 2008, offset partially by ESOP shares earned and changes to other comprehensive income.

In May 2008, the Company’s Board of Directors approved a stock repurchase plan under which up to 119,025 shares may be purchased on the open market. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity requirements and alternative uses of capital. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Company anticipates conducting such repurchases in accordance with a Rule 10b5-1 trading plan.

Nonperforming Assets

The table below is a summary of the Company’s nonperforming assets at the dates indicated:

	June 30, 2008	December 31, 2007
	(in thousands)
Nonaccrual loans:
Real estate mortgages:
One- to-four-family	$110	$246
5+ unit	275	—
Nonresidential	—	32
Home equity	26	26

Total non-accrual loans	$411	$304
Foreclosed assets, net	277	142

Total non-performing assets	$688	$446

Ratios:
Non-performing loans to total loans	0.36%	0.29%
Non-performing loans to total assets	0.26%	0.21%
Non-performing assets to total assets	0.44%	0.31%

The 5+ unit real estate mortgage classified as nonperforming at June 30, 2008 consisted of one loan secured by property located in Seneca Falls, New York, which is in the process of being renovated.

At June 30, 2008, one nonresidential loan relationship with three loans outstanding, located in Ovid, New York and secured by three mix-used buildings with an aggregate balance of $123,000 and one $21,000 home equity loan were classified as substandard, are accruing interest and are not included in the above table. The loans are all currently 30 days delinquent, and the borrowers are adhering to a repayment plan. However, in the past, the borrowers have been unable to maintain a consistent repayment schedule. There were no other loans or other assets that are not disclosed

Seneca-Cayuga Bancorp, Inc.

in the table or disclosed as classified or special mention, where known information about the possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans in the future.

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

The Company has an agreement with the Federal Home Loan Bank that allows it to borrow up to $44.3 million. At June 30, 2008, the Company had outstanding advances and amortizing notes totaling $7.9 million. The Company also has a repurchase agreement with a correspondent bank providing an additional $10 million in liquidity, which is secured by the Company’s mortgage-backed securities. There were no advances outstanding under the repurchase agreement at June 30, 2008.

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

At June 30, 2008, the Company had loan commitments to borrowers of approximately $3.8 million and unused lines of credit of approximately $6.4 million. For the second quarter ended June 30, 2008, the Company originated loans of $12.7 million, as compared to $7.3 million of loans originated in the first quarter ended March 31, 2008. There were no loans sold through the six months ended June 30, 2008. There were no letters of credit outstanding at June 30, 2008.

Time deposit accounts scheduled to mature within one year were $40.8 million at June 30, 2008. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with the Company. We are committed to maintaining a strong liquidity position; therefore, the Company monitors its liquidity position on a daily basis. The Company anticipates that it will have sufficient funds to meet its current funding commitments. The marginal cost of new funding however, whether from deposits or borrowings from the Federal Home Loan Bank, will be carefully considered as the Company monitors its liquidity needs. Therefore, in order to minimize its costs of funds, the Company may consider additional borrowings from the Federal Home Loan Bank in the future.

At June 30, 2008, the Seneca Falls Savings Bank (“Bank”) exceeded each of the applicable regulatory capital requirements. The Bank’s leverage (Tier 1) capital at June 30, 2008 was $16.5 million, or 10.5% of adjusted assets. In order to be classified as “well-capitalized” by the Office of Thrift Supervision (“OTS), the Bank is required to have Tier 1 capital of $7.9 million, or 5.0% of adjusted assets. To be classified as a well-capitalized bank by the OTS, the Bank must also have a total risk-based capital ratio of 10.0%. At June 30, 2008, the Bank had a total risk-based capital ratio of 16.9%.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required of this item.

Seneca-Cayuga Bancorp, Inc.

Item 4T – Controls and Procedures

The Company has adopted disclosure controls and procedures designed to facilitate the Company’s financial reporting. The disclosure controls currently consist of communications between the Chief Executive Officer, Chief Accounting Officer and each department head to identify any new transactions, events, trends or contingencies which may be material to the Company’s operations. In addition, the Company’s Chief Executive Officer, Chief Accounting Officer, Audit Committee and independent accountants meet on a quarterly basis and discuss the Company’s material accounting policies. The Company’s Chief Executive Officer and Chief Accounting Officer have evaluated the effectiveness of these disclosure controls as of the end of the period covered by this report and found them to be adequate.

The Company maintains internal control over financial reporting. There have not been any significant changes in such internal control over financial reporting in the last quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1 – Legal Proceedings

At June 30, 2008, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 1A – Risk Factors

A smaller reporting company is not required to provide the information required of this item.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On May 20, 2008, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company intends to purchase up to 5% of its outstanding shares or up to 119,025 shares. Stock repurchases will be made from time to time and may be effected through open market purchases, block trade and in privately negotiated transactions.

The table below sets forth the information with respect to purchases made by or on behalf of Seneca-Cayuga Bancorp, Inc. or any ‘affiliated purchaser’ (as defined in Rule 240.10b-18(a)(3)) under Regulation S-K, of common stock during the quarter ended June 30, 2008.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 through April 30	—	$—	—	—
May 1 through May 31	—	—	—	119,025
June 1 through June 30	900	7.45	900	118,125

Item 3 – Defaults Upon Senior Securities

Not applicable.

Seneca-Cayuga Bancorp, Inc.

Item 4 – Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on May 22, 2008. The matters considered and voted on at the annual meeting and the vote of the stockholders were as follows:

Proposal No. 1

The election of directors, each for a three-year term.

	For	Withheld	Broker Non-Votes
Menzo D. Case	1,663,083	321	0
Dr. August P. Sinicropi	1,663,304	100	0
Vincent P. Sinicropi	1,663,304	100	0
David Swenson	1,663,304	100	0

Proposal No. 2

The ratification of the appointment of Beard Miller Company LLP as the independent registered public accounting firm for the Company for the year ending December 31, 2008.

	For	Against	Abstain	Broker Non-Votes
Number of Votes	1,663,404	0	0	0
Percentage of votes cast	70%	0%	0%	0%

Item 5 – Other Information

In August 2008, the Board of Directors approved the filing of a “Notice to Establish a Branch Office” with the Office of Thrift Supervision. The Bank plans to build a new banking office at 152 Cayuga Street, Union Springs, New York, which will open by June 30, 2009.

Item 6 – Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Accounting Officer

32.1	Section 1350 Certification of the Chief Executive Officer and Chief Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seneca-Cayuga Bancorp, Inc.

Date: August 13, 2008	/s/ Menzo D. Case
Menzo D. Case President and Chief Executive Officer

Date: August 13, 2008	/s/ Bonnie L. Morlang
Bonnie L. Morlang Senior Vice President and Chief Accounting Officer

Seneca-Cayuga Bancorp, Inc.

Index to Exhibits

Exhibit No.	Description	Page No.
31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer	29

31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Accounting Officer	30

32.1	Section 1350 Certification of the Chief Executive Officer and Chief Accounting Officer	31