Form 10-Q
period 2008-09-30
Seneca-Cayuga Bancorp, Inc.
filed 2008-11-14
CIK 1356261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each class of issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at November 14, 2008
Common Stock, par value $0.01	2,378,600

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except per share data)

	September 30, 2008	December 31, 2007
Assets
Cash and due from banks	$3,413	$3,677
Interest-bearing deposits in banks	145	3,744

Cash and cash equivalents	3,558	7,421
Interest-bearing term deposits	3,889	—
Trading securities	3,156	5,457
Securities available for sale	2,470	2,773
Securities held to maturity (fair value 2008 - $13,729 and 2007 - $13,713)	13,518	13,500
Loans receivable, net of allowance for loan losses (2008 - $533 and 2007 - $458)	125,620	104,487
Federal Home Loan Bank of New York stock, at cost	1,251	989
Premises and equipment, net	6,098	4,584
Foreclosed assets	277	142
Bank-owned life insurance	3,567	2,900
Pension plan asset	669	651
Intangible assets, net and goodwill	368	389
Accrued interest receivable	673	555
Other assets	1,338	1,312

Total assets	$166,452	$145,160

Liabilities and Shareholders’ equity
Liabilities
Noninterest bearing deposits	$10,275	$9,079
Interest-bearing deposits	117,666	105,325

Total deposits	127,941	114,404
Short-term borrowings	8,850	—
Long-term debt	8,541	9,927
Advances from borrowers for taxes and insurance	248	707
Official checks	1,980	760
Other liabilities	524	797

Total liabilities	148,084	126,595

Commitments and contingencies
Shareholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, shares authorized – 9,000,000, shares issued – 2,380,500 and shares outstanding – 2008 – 2,378,600 and 2007 – 2,380,500	24	24
Additional paid-in-capital	9,919	9,934
Retained earnings	9,645	9,916
Treasury stock, at cost, 1,900 shares at September 30, 2008 and none at December 31, 2007	(14)	—
Accumulated other comprehensive loss	(414)	(469)
Unearned ESOP shares, at cost	(792)	(840)

Total shareholders’ equity	18,368	18,565

Total liabilities and shareholders’ equity	$166,452	$145,160

See accompanying notes to unaudited consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	For the three months ended September 30,
	2008	2007
Interest and dividend income:
Loans, including fees	$1,825	$1,512
Debt securities:
Mortgage-backed	171	161
Tax-exempt	11	2
Trading securities	41	61
Interest-bearing term deposits	35	—
Other	18	272

Total interest and dividend income	2,101	2,008

Interest expense:
Deposits	805	837
Short-term borrowings	19	2
Long-term debt	92	124

Total interest expense	916	963

Net interest income	1,185	1,045
Provision for loan losses	30	24

Net interest income after provision for loan losses	1,155	1,021

Noninterest income:
Banking fees and service charges	305	268
Insurance commissions	169	169
Mortgage banking income, net	25	28
Net (loss) gain on trading securities	(115)	3
Other	31	21

Total noninterest income	415	489

Noninterest expense:
Compensation and benefits	739	759
Occupancy and equipment expenses	243	225
Service charges	146	109
Professional fees	103	83
Advertising	90	92
Directors fees	40	36
Supplies	20	18
Telephone and postage	47	44
Amortization of intangible assets	7	5
Other	63	65

Total noninterest expense	1,498	1,436

Income before income taxes	72	74
Income tax expense	53	15

Net income	$19	$59

Income per common share - basic	$0.01	$0.03

Weighted average number of common shares outstanding - basic	2,299	2,294

See accompanying notes to unaudited consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	For the nine months ended September 30,
	2008	2007
Interest and dividend income:
Loans, including fees	$5,199	$4,283
Debt securities:
Mortgage-backed	547	330
Tax-exempt	15	5
Trading securities	158	607
Interest-bearing term deposits	55	—
Other	147	633

Total interest and dividend income	6,121	5,858

Interest expense:
Deposits	2,477	2,508
Short-term borrowings	20	9
Long-term debt	282	411

Total interest expense	2,779	2,928

Net interest income	3,342	2,930
Provision for loan losses	93	72

Net interest income after provision for loan losses	3,249	2,858

Noninterest income:
Banking fees and service charges	859	775
Insurance commissions	553	540
Mortgage banking income, net	78	86
Net loss on trading securities	(231)	(62)
Other than temporary security impairment	(245)	—
Other	82	76

Total noninterest income	1,096	1,415

Noninterest expense:
Compensation and benefits	2,283	2,281
Occupancy and equipment expenses	709	711
Service charges	424	326
Professional fees	280	224
Advertising	266	271
Directors fees	114	105
Supplies	60	53
Telephone and postage	148	131
Amortization of intangible assets	21	15
Other	188	197

Total noninterest expense	4,493	4,314

Loss before income taxes (benefit)	(148)	(41)
Income tax expense (benefit)	104	(29)

Net loss	$(252)	$(12)

Loss per common share - basic	$(0.11)	$(0.01)

Weighted average number of common shares outstanding - basic	2,298	2,293

See accompanying notes to unaudited consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Shareholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2008 and 2007

(Dollars In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Total Shareholders’ Equity
Balance, January 1, 2007	$24	$9,942	$10,604	$—	$(944)	$(902)	$18,724
Cumulative effect of a change in accounting principle upon the adoption of SFAS 159 (net of $545 tax benefit and reversal of unrecognized tax benefit of $292)	—	—	(858)	—	464	—	(394)

Comprehensive income:
Net loss	—	—	(12)	—	—	—	(12)
Unrealized holding gains on securities available for sale (net of $14 tax expense)	—	—	—	—	25	—	25

Total comprehensive income							13

ESOP shares committed to be released (4,666 shares)	—	(4)	—	—	—	47	43

Balance, September 30, 2007	$24	$9,938	$9,734	$—	$(455)	$(855)	$18,386

Balance, January 1, 2008	$24	$9,934	$9,916	$—	$(469)	$(840)	$18,565
Cumulative effect of a change in accounting principle upon the change in pension plan measurement date under SFAS 158 (net of $2 tax expense)	—	—	(19)	—	4	—	(15)

Comprehensive loss:
Net loss	—	—	(252)	—	—	—	(252)
Pension plan gains and losses and past service liability recognized in pension expense (net of $8 tax expense)	—	—	—	—	12	—	12
Unrealized holding gains on securities available for sale (net of $24 tax expense)	—	—	—	—	39	—	39

Total comprehensive loss							(201)

Treasury stock purchase (1,900 shares)	—	—	—	(14)	—	—	(14)
ESOP shares committed to be released (4,666 shares)	—	(15)	—	—	—	48	33

Balance, September 30, 2008	$24	$9,919	$9,645	$(14)	$(414)	$(792)	$18,368

See accompanying notes to unaudited consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(252)	$(12)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion of discounts net of amortization of premiums	(5)	(4)
Net change in trading securities	2,301	34,561
Other than temporary security impairment	245	—
Loans originated for sale	—	(117)
Proceeds from sale of loans	—	182
Provision for loan losses	93	72
Depreciation and amortization	295	281
Non-cash ESOP expense	33	43
Income from bank-owned life insurance	(67)	(68)
Increase in prepaid pension expense	(11)	(10)
Amortization of intangible assets	21	15
(Increase) decrease in accrued interest receivable	(118)	189
Increase in other assets	(74)	(110)
Increase in official checks and other liabilities	948	1,145

Net cash provided by operating activities	3,409	36,167

Cash flows from investing activities:
Maturity of interest-bearing term deposits	499	4,000
Purchase of interest-bearing term deposits	(4,388)	—
Maturities and calls of securities held-to-maturity	15	57
Principal repayments on securities available for sale	121	—
Principal repayments on securities held-to-maturity	1,972	1,359
Purchases of securities held-to-maturity	(2,000)	(11,815)
Purchases of securities available-for-sale	—	(1,313)
Net increase in loans	(21,347)	(12,649)
Purchases of Federal Home Loan Bank stock	(1,034)	(774)
Proceeds from sale of Federal Home Loan Bank stock	772	1,124
Proceeds from sale of foreclosed assets	—	139
Purchase of bank-owned life insurance	(600)	—
Purchases of premises and equipment	(1,810)	(151)

Net cash used by investing activities	(27,800)	(20,023)

Cash flows from financing activities:
Increase in deposits	13,537	2,637
Net increase (decrease) in short-term borrowings	8,850	(575)
Proceeds from long-term debt	1,500	—
Repayment of long-term debt	(2,886)	(6,816)
Decrease in advance payments by borrowers for taxes and insurance	(459)	(457)
Treasury stock purchased	(14)	—

Net cash provided (used) by financing activities	20,528	(5,211)

Net change in cash and cash equivalents	(3,863)	10,933
Cash and cash equivalents at beginning of period	7,421	3,087

Cash and cash equivalents at end of period	$3,558	$14,020

Supplementary information:
Interest paid	$2,784	$2,962
Income taxes paid	3	3
Net loans transferred to foreclosed real estate	121	30

See accompanying notes to unaudited consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Seneca-Cayuga Bancorp, Inc. and its wholly owned subsidiary (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, and so such consolidated financial statements are not misleading, have been included.

The unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the years ended December 31, 2007 and 2006, included in its Annual Report filed on Form 10-KSB dated March 26, 2008.

Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The unaudited consolidated financial statements at September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 include the accounts of Seneca-Cayuga Bancorp, Inc., Seneca Falls Savings Bank (the “Bank”) and the Bank’s wholly-owned subsidiary, Seneca-Cayuga Personal Services, LLC. All intercompany balances and transactions have been eliminated in consolidation.

2.	Earnings (Loss) Per Share

Basic earnings (loss) per common share is calculated by dividing net income or loss by the weighted-average number of common shares outstanding during the period. The Company has a simple capital structure as it has not granted any restricted stock awards or stock options and had no potentially dilutive common stock equivalents. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating basic earnings (loss) per common share until they are committed to be released.

3.	Securities

As of June 30, 2008, the Company evaluated its held-to-maturity and available-for-sale portfolios for other-than-temporary impairment. In completing its analysis, management considered (1) the length of time and extent to which the fair value had been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer to the earlier of recovery of its fair value or maturity.

Based on recent facts and circumstances the Company determined that an investment in a large cap mutual fund, with a carrying value of $1,539,000 was other-than-temporarily impaired, and accordingly recorded an impairment loss of $245,000 for the quarter ended June 30, 2008. The Company was not certain when the fair value would equal its carrying value, and accordingly, concluded the charge against earnings was required.

The Company completed a similar evaluation for other-than-temporary impairment as of September 30, 2008, and concluded there was no other than temporary impairment charges needed in the quarter ended September 30, 2008.

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

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

balance sheet date. The Company previously measured its pension plan as of October 1 of each year. As a result of the measurement date provision, the Company decreased its pension plan asset with a corresponding charge to retained earnings, representing the net periodic benefit cost for the period between the October 1, 2007 measurement date and January 1, 2008.

The composition of net periodic benefit plan cost is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Service cost	$49	$50	$147	$150
Interest cost	59	50	177	150
Expected return on assets	(95)	(85)	(285)	(255)
Amortization of net losses	11	10	33	30
Amortization of past service liability (credit)	(4)	3	(12)	9

Net periodic pension expense	$20	$28	$60	$84

The Company expects to contribute $95,000 to its pension plan in 2008. As of September 30, 2008, $68,000 has been contributed to the pension plan.

5.	Income Taxes

Deferred income tax assets and liabilities are determined using the liability method. Under this method, the net deferred tax asset or liability is recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating losses, capital losses and contribution carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. To the extent that current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established. The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change. A valuation allowance of $45,000 and $179,000 was established during the three and nine months ended September 30, 2008, as management believes it may not generate sufficient capital gains to offset its capital loss carry forward. The Company’s effective tax rate differs from the statutory rate primarily due to non-taxable bank-owned life insurance income and the valuation allowance established on the capital loss carry forward.

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

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

The components of other comprehensive income and related tax effects are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Unrealized holding gains (losses) on securities available-for-sale	$42	$10	$(182)	$39
Reclassification adjustment for losses realized in income	—	—	245	—

Net unrealized gains on securities available for sale	42	10	63	39
Reclassification adjustment for amortization of pension plan net loss and past service credit recognized in net periodic pension expense	7	—	20	—

	49	10	83	39
Tax expense	23	3	32	14

Other comprehensive income	$26	$7	$51	$25

The components of accumulated other comprehensive loss, net of related tax effects, are as follows:

	September 30, 2008	December 31, 2007
	(in thousands)
Unrealized gains (losses) on securities available-for-sale (net of tax (expense) benefit 2008 - ($3); 2007 - $21)	$6	$(33)
Net pension losses and past service credit (net of tax benefit 2008 - $265; 2007 - $275)	(420)	(436)

	$(414)	$(469)

7.	Fair Value Accounting

SFAS 157, Fair Value Measurements, established a fair value hierarchy that prioritized the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are as follows:

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

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

	September 30, 2008	Fair Value Measurements at September 30, 2008
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Trading securities	$3,156	$3,156	$—	$—
Securities available-for-sale	2,470	2,470	—	—

Total	$5,626	$5,626	$—	$—

	December 31, 2007	Fair Value Measurements at December 31, 2007
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Trading securities	$5,457	$5,457	$—	$—
Securities available-for-sale	2,773	2,773	—	—

Total	$8,230	$8,230	$—	$—

In addition to disclosures of the fair value of assets on a recurring basis, SFAS 157 requires disclosures for asset and liabilities measured at fair value on a nonrecurring basis, such as impaired assets, in the period in which a re-measurement at fair value is performed. There were no significant assets or liabilities whose carrying values were re-measured at fair value during 2008 or 2007.

As of September 30, 2008, total cumulative market value losses on trading securities on those securities held at September 30, 2008 totaled $518,000 and are included in trading security losses on the statement of operations.

In October 2008, the FASB issued FSP FAS No 157-3, “Determining the Fair Value of a Financial Assets When the Market for that Asset is not Active” (“FSP 157-3”) to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect the results of operations or financial condition as of and for the periods ended September 30, 2008.

8.	Segment Reporting

The Company has determined that it has two primary business segments: its community banking franchise and its insurance agency.

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

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Information about the segments is presented in the following tables for the period indicated:

	For the Three Months Ended September 30, 2008			For the Three Months Ended September 30, 2007
	Banking Activities	Insurance Activities	Total	Banking Activities	Insurance Activities	Total
	(in thousands)
Net interest income	$1,185	$—	$1,185	$1,045	$—	$1,045
Provision for loan losses	30	—	30	24	—	24

Net interest income after provision for loan losses	1,155	—	1,155	1,021	—	1,021
Other income	247	169	416	320	169	489
Compensation and benefits	(626)	(113)	(739)	(643)	(116)	(759)
Amortization of intangible assets	—	(7)	(7)	—	(5)	(5)
Other noninterest expense	(715)	(38)	(753)	(638)	(34)	(672)

Income before income taxes	61	11	72	60	14	74
Income tax expense	(49)	(4)	(53)	(9)	(6)	(15)

Net income	$12	$7	$19	$51	$8	$59

	For the Nine Months Ended September 30, 2008			For the Nine Months Ended September 30, 2007
	Banking Activities	Insurance Activities	Total	Banking Activities	Insurance Activities	Total
	(in thousands)
Net interest income	$3,342	$—	$3,342	$2,930	$—	$2,930
Provision for loan losses	93	—	93	72	—	72

Net interest income after provision for loan losses	3,249	—	3,249	2,858	—	2,858
Other income	543	553	1,096	875	540	1,415
Compensation and benefits	(1,943)	(340)	(2,283)	(1,920)	(361)	(2,281)
Amortization of intangible assets	—	(21)	(21)	—	(15)	(15)
Other noninterest expense	(2,070)	(119)	(2,189)	(1,899)	(119)	(2,018)

(Loss) income before income taxes	(221)	73	(148)	(86)	45	(41)
Income tax (expense) benefit	(75)	(29)	(104)	50	(21)	29

Net (loss) income	$(296)	$44	$(252)	$(36)	$24	$(12)

Total assets	$166,596	$850	$167,446	$148,333	$814	$149,147

The following represents a reconciliation of the Company’s reported segment assets as of:

	September 30,
	2008	2007
	(in thousands)
Total assets for reportable segments	$167,446	$149,147
Elimination of intercompany balances	(994)	(785)

Consolidated total	$166,452	$148,362

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

9.	Recent Accounting Pronouncements

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

Seneca-Cayuga Bancorp, Inc.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Throughout the Management’s Discussion and Analysis (“MD&A”) the term “Company” refers to the consolidated entity of Seneca-Cayuga Bancorp, Inc., Seneca Falls Savings Bank (the “Bank”) and Seneca-Cayuga Personal Services, LLC. Seneca-Cayuga Personal Services, LLC is a wholly owned subsidiary of the Bank. At September 30, 2008, Seneca Falls Savings Bank, MHC, the Company’s mutual holding company parent, held approximately 55% of the Company’s outstanding common stock.

Forward-Looking Statements

This Quarterly Report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions including real estate values in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, the assessment rate charged by the FDIC for deposit insurance, demand for loans in the Company’s market areas, competition in both the banking and insurance markets, the impact of national economic conditions on its securities portfolio and mutual funds and the success of our expansion plan, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically declines any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

The most significant accounting policies followed by the Company are presented in Note 2 to the consolidated financial statements (the “Consolidated Financial Statements”) included in the Company’s Annual Report for the year ended December 31, 2007 filed on Form 10-KSB dated March 26, 2008. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. We have identified the accounting of our allowance for loan losses, evaluation of securities for other-than-temporary impairment and deferred income tax accounting as our critical accounting policies.

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

Actual loan losses may be significantly more than the allowance we have established which could have a material negative effect on our financial results.

Securities:

Securities available-for-sale are reported at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss) and securities held-to-maturity for which the Company has the positive ability and intent to hold to maturity are reported at cost adjusted for premiums and discounts that are recognized in interest income using the level yield method. Unrealized losses are charged to earnings as an impairment loss when the decline in fair value of a security is judged to be other-than-temporary. Management evaluates securities for other-than-temporary impairment on a quarterly basis, and considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer to the earlier of recovery of its fair value or maturity. For the nine months ended September 30, 2008 and 2007, the Company recognized other-than-temporary impairment losses of $245,000 and $0, respectively. Future losses could be recognized if it is determined that securities are other-than-temporarily impaired.

Income Taxes:

Deferred income tax assets and liabilities are determined using the liability method. Under this method, the net deferred tax asset or liability is recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating losses, capital losses and contribution carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. To the extent that current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established. The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change. A valuation allowance of $45,000 and $179,000 was established during the three and nine months ended September 30, 2008 as management believes it may not generate sufficient capital gains to offset its capital loss carry forward. The Company’s effective tax rate differs from the statutory rate due to non-taxable bank owned life insurance income and the valuation allowance established on the capital loss carry forwards.

Overview

Our results of operations depend in part on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities (including mortgage-backed and other securities) and other interest-earning assets primarily cash and interest bearing deposits, and the interest paid on our interest-bearing liabilities, consisting primarily of savings accounts,

Seneca-Cayuga Bancorp, Inc.

money market accounts, transaction accounts, certificates of deposit, long- and short-term borrowings and Federal Home Loan Bank advances. Our results of operations also are affected by our provisions for loan losses, noninterest income and noninterest expense. Noninterest income currently consists primarily of deposit account fees, insurance agency commissions, dividends on mutual funds, increases in cash value-insurance, gains and losses on the sale or impairment of securities, gains and losses on trading securities and miscellaneous other income. In addition, noninterest income reflects changes in fair value for our trading securities, which may have a significant impact on our future results of operations. Noninterest expense currently consists primarily of compensation and employee benefits, occupancy and equipment expenses, advertising and marketing, service charges, professional fees, directors’ fees, supplies, deposit premiums and other operating expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

The government’s actions taken in response to the current economic crisis have been unprecedented, and included the approval of a $700 billion allocation toward purchasing troubled assets and stabilizing large financial institutions, temporarily guaranteeing senior debt of all FDIC-insured institutions, increasing FDIC insurance to $250,000 for all deposit accounts through December 31, 2009 and extending unlimited FDIC insurance on non-interest bearing deposit transaction accounts. There may be increased regulatory oversight implemented as a result of these actions. In addition, a substantial portion of the cost associated with economic recovery plans may be shifted to financial institutions in the manner similar to that during the 1980’s savings and loan crisis. The additional regulatory burden and costs may be significant to the Company.

Seneca-Cayuga Bancorp, Inc.

Analysis of Net Interest Income

The following tables set forth average balance sheets, average yields and costs, and certain other information at the date and for the periods indicated. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income and are not tax affected for tax exempt income.

	For the Three Months Ended September 30,
	2008			2007
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$119,057	$1,825	6.13%	$96,586	$1,512	6.26%
Mortgage-backed securities	12,853	171	5.32	12,290	161	5.24
Trading securities	3,607	41	4.55	4,745	61	5.14
Other interest-earning assets	8,991	64	2.85	21,421	274	5.12

Total interest-earning assets	144,508	2,101	5.82	135,042	2,008	5.95

Noninterest-earning assets	15,554			12,807

Total assets	$160,062			$147,849

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits and escrow	$12,225	39	1.28%	$7,765	6	0.31%
Money market accounts	5,765	31	2.15	5,145	24	1.87
Savings accounts	45,526	188	1.65	46,728	269	2.30
Certificates of deposit	54,199	547	4.04	46,731	538	4.61

Total interest-bearing deposits	117,715	805	2.74	106,369	837	3.15
Borrowings	11,452	111	3.88	12,092	126	4.17

Total interest-bearing liabilities	129,167	916	2.84	118,461	963	3.25

Other noninterest-bearing liabilities	12,504			11,074

Total liabilities	141,671			129,535
Equity	18,391			18,314

Total liabilities and equity	$160,062			$147,849

Net interest income		$1,185			$1,045

Interest rate spread			2.98%			2.70%
Net interest-earning assets	$15,341			$16,581

Net interest margin			3.28%			3.10%
Average interest-earning assets to average interest-bearing liabilities		111.88%			114.00%

Seneca-Cayuga Bancorp, Inc.

	For the Nine Months Ended September 30,
	2008			2007
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$111,752	$5,199	6.20%	$92,618	$4,283	6.17%
Mortgage-backed securities	13,595	547	5.36	8,149	330	5.40
Trading securities	4,398	158	4.79	17,872	607	4.53
Other interest-earning assets	9,391	217	3.10	17,306	638	4.92

Total interest-earning assets	139,136	6,121	5.87	135,945	5,858	5.75

Noninterest-earning assets	14,854			12,895

Total assets	$153,990			$148,840

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits and escrow	$11,092	105	1.26%	$7,327	17	0.31%
Money market accounts	5,156	76	1.97	5,255	69	1.75
Savings accounts	45,049	604	1.79	45,551	755	2.21
Certificates of deposit	52,182	1,692	4.32	48,688	1,667	4.57

Total interest-bearing deposits	113,479	2,477	2.91	106,821	2,508	3.13
Borrowings	9,828	302	4.10	13,720	420	4.08

Total interest-bearing liabilities	123,307	2,779	3.00	120,541	2,928	3.24

Other noninterest-bearing liabilities	12,156			9,883

Total liabilities	135,463			130,424
Equity	18,527			18,416

Total liabilities and equity	$153,990			$148,840

Net interest income		$3,342			$2,930

Interest rate spread			2.87%			2.51%
Net interest-earning assets	$15,829			$15,404

Net interest margin			3.20%			2.87%
Average interest-earning assets to average interest-bearing liabilities		112.84%			112.78%

Results of Operations for the Three Months Ended September 30, 2008 and 2007

General. Net income decreased $40,000 to $19,000 for the three months ended September 30, 2008 compared to $59,000 for the same period in the prior year. The decrease was primarily attributable to a $74,000 decrease in noninterest income, a $62,000 increase in noninterest expense and a $38,000 increase in income tax expense, partially offset by a $140,000 increase in net interest income.

Net Interest Income. Net interest income increased $140,000, or 13.4%, to $1.2 million for the three months ended September 30, 2008 from $1.0 million for the three months ended September 30, 2007. The increase was due primarily to a $9.5 million, or 7.0%, increase in average interest-earning assets with a 13 basis point decrease in average yield on interest-earning assets and a 41 basis point decrease in the cost of interest-bearing liabilities, offset partially by a $10.7 million, or 9.0%, increase in average interest-bearing liabilities. The decreased yield from interest-earning assets was primarily due to a general decrease on rates in newly originated loans of all types and lower yields on interest-bearing deposits. The lower cost of average interest-bearing liabilities also reflects lower rates in the market.

Interest Income. Interest income increased $93,000, or 4.6%, to $2.1 million for the three months ended September 30, 2008 from $2.0 million for the three months ended September 30, 2007 primarily due to loan growth funded in part by the reduction in other interest-earning assets.

Seneca-Cayuga Bancorp, Inc.

The increased interest and fee income from loans is primarily due to the $22.5 million, or 23.3%, increase in the average loans outstanding to $119.1 million for the quarter ended September 30, 2008 from $96.6 million for the quarter ended September 30, 2007. The increase is a result of average loans increasing primarily due to stronger demand and executing an effective marketing program.

Trading securities average balances decreased $1.1 million, or 24.0%, to $3.6 million for the three months ended September 30, 2008 from $4.7 million for the three months ended September 30, 2007. The decrease is attributable to principal payments received from the securities which were not reinvested in trading securities.

Our average other interest-earning assets decreased $12.4 million, or 58.0%, to $9.0 million for the quarter ended September 30, 2008 from $21.4 million for the quarter ended September 30, 2007. This decrease is primarily attributed to the fact that at September 30, 2007, we had not fully re-invested the proceeds from the sale of our trading portfolio completed in April 2007. Most of the proceeds from the sale of our trading portfolio in April 2007 have since been invested in loans or used to repay borrowings. The yield on other interest-earning assets decreased 227 basis points to 2.85% for the three months ended September 30, 2008 from 5.12% for the three months ended September 30, 2007 in response to the Federal Reserve Board reducing the discount rate during 2007 and 2008.

Interest Expense. Interest expense decreased $47,000, or 4.9%, to $916,000 for the three months ended September 30, 2008 from $963,000 for the three months ended September 30, 2007. The decrease in interest expense resulted from an $81,000, or 30.1%, decrease in savings deposit interest expense and a $15,000, or 11.9%, decrease in borrowings interest expense, offset partially by a $33,000 increase in demand deposit accounts interest expense, a $7,000, or 29.2%, increase in money market accounts interest expense and a $9,000, or 1.7%, increase in certificate of deposit interest expense.

The higher demand deposit interest expense is attributable to a $4.5 million, or 57.4%, increase in average interest- bearing demand deposit balances to $12.2 million for the three months ended September 30, 2008 from $7.8 million for the three months ended September 30, 2007 and a 97 basis point increase in the average demand deposits cost during the same comparable period. These increases were the result of offering higher demand deposit rates in 2008 for a new e-statement account that was used to promote our new Auburn Auto Bank.

Money market account interest expense increased $7,000, or 29.2%, to $31,000 for the three months ended September 30, 2008 from $24,000 for the three months ended September 30, 2007. The increase was a result of the $620,000, or 12.1%, increase in average money market account balances to $5.8 million at September 30, 2008 from $5.1 million at September 30, 2007.

Savings interest expense decreased $81,000, or 30.1%, to $188,000 for the three months ended September 30, 2008 from $269,000 for the three month ended September 30, 2007. The decrease is a direct result of the average savings account balances decreasing $1.2 million, or 2.6%, for the three months ended September 30, 2008 and due to lower IRA savings rates that are tied to a Treasury Index.

Certificate of deposit interest expense increased $9,000, or 1.7%, to $547,000 for the three months ended September 30, 2008 from $538,000 for the three months ended September 30, 2007. The increase is due to the $7.5 million, or 16.0%, increase in average certificate of deposits outstanding to $54.2 million for the three months ended September 30, 2008 from $46.7 million for the three months ended September 30, 2007, because the average certificate of deposit maturity shortened, which reduces the average cost, as consumers are not willing to accept longer terms given the market’s uncertainty as to when interest rates may increase.

Average borrowings decreased $640,000, or 5.3%, to $11.5 million for the three months ended September 30, 2008 from $12.1 million for the three months ended September 30, 2007. The primary reason for the decreased borrowing expense is that we continue to reduce our borrowings through application of cash flow from our securities portfolio.

Provision for Loan Losses. The provision for loan losses was $30,000 for the three months ended September 30, 2008 as compared to $24,000 for the three months ended September 30, 2007. Loans in nonaccrual status that were included in loans receivable totaled $458,000 at September 30, 2008 as compared to $519,000 at September 30, 2007. The allowance for loan losses at September 30, 2008 and September 30, 2007 represented 0.42% and 0.44%

Seneca-Cayuga Bancorp, Inc.

of total loans, respectively. The provision was increased to reflect the higher risk associated with further diversification of the loan portfolio from residential loans to more nonresidential, commercial, auto and other consumer loans, as well as higher net loans receivable.

Noninterest Income. Noninterest income decreased $74,000, or 15.1%, to $415,000 for the three months ended September 30, 2008 from $489,000 for the three months ended September 30, 2007. The decrease is due to an $118,000 increase in net losses from trading security activity, a $3,000 decrease in mortgage banking income, offset partially by a $37,000 increase in banking fees and service charges and a net increase of $10,000 for other noninterest income items.

The net loss on trading securities is primarily due to a $115,000 decrease in the market value of the AMF Ultra Short Mortgage Fund (the “Fund”). The Fund has limited cash redemptions to $250,000 every ninety days; otherwise, any redemption requested will be paid through the transfer of a pro-rata share of the underlying securities held by the Fund. We redeemed $250,000 on August 22, 2008, realizing a $2,000 loss. At September 30, 2008, the carrying value of our investment in the Fund was $1.0 million. We expect, subject to market conditions, to request further cash redemptions during the remainder of the year.

The increase noted in banking fees and service charges and other noninterest income is consistent with our deposit growth and is primarily derived from checking account fees and ATM and debit card fees.

Noninterest Expense. Noninterest expense increased $62,000, or 4.3%, to $1.5 million for the three months ended September 30, 2008 as compared to $1.4 million for the three months ended September 30, 2007. The increase is primarily due to an $18,000 increase in occupancy and equipment expenses, a $37,000 increase in service charges, $20,000 increase in professional fees and $7,000 net increase in other noninterest expenses, which were partially offset by a $20,000 decrease in compensation and benefits expenses. The increase in our occupancy and equipment expense is a result of opening our second branch in Auburn. The higher service charges are primarily as a result of the introduction of the debit card rewards program and to higher ATM and debit card fees assessed for increased activity. Professional fees increased due to higher external audit fees and to outsourcing of our internal audit function. Compensation and benefits decreased as a result of changes in executive officers.

The Federal Deposit Insurance Reform Act of 2005 authorized eligible insured depository institutions to share a one-time assessment credit pool. The Bank’s 2008 FDIC premium has been largely offset by the Bank’s share of the credit pool as follows:

Billing Cycle Ended	FDIC Premium	Credit Applied	Net FDIC Premium
March 31, 2008	$18,500	$(18,500)	$—
June 30, 2008	19,000	(17,100)	1,900
September 30, 2008	19,900	(4,600)	15,300

The Bank’s share of the one-time assessment credit pool has been fully utilized; therefore, our FDIC premium will increase accordingly during the 2008 fourth quarter.

The recently announced decision by the FDIC to increase its deposit insurance assessment is expected to significantly increase our noninterest expense in future periods.

Income Taxes. Income tax expense increased $38,000, or 253.3%, to $53,000 for the three months ended September 30, 2008 from $15,000 for the three months ended September 30, 2007. For the quarter ended September 30, 2008, we did not record an income tax benefit for the market value losses incurred for the AMF Ultra Short Mortgage Fund. For tax purposes, these losses are considered capital, and given the Company’s lack of income characterized as capital, we concluded it is unlikely we will be able to utilize the benefit.

Results of Operations for the Nine Months Ended September 30, 2008 and 2007

General. Net loss increased $240,000 to a loss of $252,000 for the nine months ended September 30, 2008 compared to $12,000 for the nine months ended September 30, 2007. The increase was attributable to a $21,000

Seneca-Cayuga Bancorp, Inc.

increase in the provision for loan losses, a $319,000 decrease in noninterest income, a $179,000 increase in noninterest expense and a $133,000 increase in income tax expense, offset partially by an increase of $412,000 in net interest income.

Net Interest Income. Net interest income increased $412,000, or 14.1%, to $3.3 million for the nine months ended September 30, 2008 from $2.9 million for the nine months ended September 30, 2007. The increase was attributable to a 12 basis point increase in the yield earned on interest-earning assets and a 24 basis point decrease in the cost of interest-bearing liabilities. The increased yield from interest-earning assets was primarily because a higher proportion of interest-earning assets were invested in loans and mortgage-backed securities. The decrease in the cost of interest-bearing liabilities is primarily the result of the continued growth of our interest-bearing demand deposits and to a general decline in savings and certificates of deposit rates.

Interest Income. Interest income increased $263,000, or 4.5%, to $6.1 million for the nine months ended September 30, 2008 from $5.9 million for the nine months ended September 30, 2007, which is the result of loan and mortgage-backed security growth and a reduction in lower yielding trading securities and other interest-earning assets.

Average loans increased $19.1 million, or 20.7%, to $111.8 million for the nine months ended September 30, 2008 from $92.6 million for the nine months ended September 30, 2007. Interest and fee income from loans increased $916,000, or 21.4%, to $5.2 million from $4.3 million during the same period due to the increase in average loans and a three basis point increase in the yield earned. The increase is consistent with our business objective of increasing and diversifying our loan portfolio to higher yielding nonresidential, commercial, manufactured home, automobile and other consumer loans.

Interest income from mortgage-backed securities increased primarily due to purchases of new securities between the two periods as reflected in the $5.4 million increase in mortgage-backed securities average balances.

Trading securities average balances decreased $13.5 million, or 75.4%, to $4.4 million for the nine months ended September 30, 2008 from $17.9 million for the nine months ended September 30, 2007. In April 2007, we sold $36.0 million of our trading portfolio and reinvested $4.8 million in new trading securities, which were included in the average balance of trading securities for the nine months ended September 30, 2007. Trading security activity through 2008 has been limited primarily to principal repayments and to changes in market values.

Average other interest-earning assets decreased $7.9 million, or 45.7%, to $9.4 million for the nine months ended September 30, 2008 from $17.3 million for the nine months ended September 30, 2007. The balance of other interest-earning assets at September 30, 2007 was primarily the remaining proceeds from our security sale in April 2007. These proceeds have been used since then to fund loan growth and to repay borrowings. We have maintained a larger cash balance in general as the returns offered on securities were not sufficient to justify the purchase of longer term securities.

The yield earned on average other interest-earning assets decreased 184 basis points to 3.1% for the nine months ended September 30, 2008 from 4.9% for the nine months ended September 30, 2007 in response to the Federal Reserve Board reducing the discount rate during 2007 and 2008.

Interest Expense. Interest expense decreased $149,000, or 5.1%, to $2.8 million for the nine months ended September 30, 2008 from $2.9 million for the nine months ended September 30, 2007, which is primarily attributable to an increase in the percentage of our liabilities consisting of lower cost demand deposits as well as a decline in general interest rates.

Average interest-bearing demand deposits and tax escrow funds increased $3.8 million, or 51.4%, to $11.0 million for the nine months ended September 30, 2008 from $7.3 million for the nine months ended September 30, 2007. During the same comparable periods, the cost of interest-bearing demand deposits increased $88,000 or 95 basis points to 1.26% from 0.31%. The increased balances and costs are the result of offering higher demand deposit rates in 2008 for a new e-statement account that was used to promote our new Auburn Auto Bank.

Average money market accounts decreased $99,000, or 1.9%, to $5.2 million for the nine months ended September 30, 2008 from $5.3 million for the nine months ended September 30, 2007. The decrease is the result of not

Seneca-Cayuga Bancorp, Inc.

increasing rates as the additional cost outweighed the benefits of retaining the balances. The cost of money market accounts increased 22 basis points as a result of our tiered rate structure where higher balance accounts are paid higher rates and a greater proportion of accounts were in the higher rate tier.

Average savings accounts decreased $502,000, or 1.1%, to $45.0 million for the nine months ended September 30, 2008 from $45.6 million for the nine months ended September 30, 2007. During the same comparable periods, savings interest expense decreased $151,000, or 20.0% to $604,000 from $755,000, which resulted in the average cost declining 42 basis points. The decreased savings interest expense is due primarily to a reduction in our IRA savings rates that are tied to a Treasury index.

Average certificates of deposit increased $3.5 million, or 7.2%, to $52.2 million for the nine months ended September 30, 2008 from $48.7 million for the nine months ended September 30, 2007. During the same time period, the cost of certificates of deposit decreased 25 basis points to 4.32% from 4.57%. The increased balances reflect the consumers acting on the uncertainty of alternative consumer investments. Our cost decreased as the rates offered decreased in response to the Federal Reserve reducing the discount rate during 2007 and 2008.

Average borrowings decreased $3.9 million, or 28.4%, to $9.8 million for the nine months ended September 30, 2008 from $13.7 million for the nine months ended September 30, 2007, which is the result of repaying borrowings with cash flows from loans and the security portfolio, offset partially by increases in short-term borrowings obtained to fund asset growth.

Provision for Loan Losses. The provision for loan losses was $93,000 for the nine months ended September 30, 2008 and $72,000 for the period ending September 30, 2007. The increased provision reflects the higher risk associated with further diversification of the loan portfolio and higher net loans receivable.

Noninterest Income. Noninterest income decreased $319,000, or 22.5%, to $1.1 million for the nine months ended September 30, 2008 from $1.4 million for the nine months ended September 30, 2007. The change was primarily due to increases of $97,000 from banking fees and service charges and insurance commissions offset by a decrease of $8,000 in mortgage banking fees, increases in losses from net trading security activity of $169,000 and a $245,000 security impairment loss.

Noninterest Expense. Noninterest expense increased $179,000, or 4.2%, and was $4.5 million for the nine months ended September 30, 2008 compared to $4.3 million for the nine months ended September 30, 2007. The increase was primarily the result of a $98,000 increase in service charges caused by increased transaction volume, a $56,000 increase in professional fees, a $33,000 net increase in director’s fees, supplies, telephone and postage offset partially by reduced costs of $5,000 for advertising and a $11,000 decrease in other expenses.

Income Taxes. Income tax expense was $104,000 for the nine months ended September 30, 2008 as compared to a benefit of $29,000 for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, we did not record an income tax benefit for the market value losses incurred for the AMF Ultra Short Mortgage Fund and for the security impairment loss as we are unlikely to utilize the benefit.

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

Assets. Total assets increased by $21.3 million, or 14.7%, to $166.5 million at September 30, 2008 from $145.2 million at December 31, 2007 primarily due to an increase in interest-bearing term deposits, loans receivable and premises and equipment, offset by decreases in cash and cash equivalents and trading securities.

Cash and cash equivalents. Cash and cash equivalents decreased by $3.9 million, or 52.1%, to $3.6 million at September 30, 2008 from $7.4 million at December 31, 2007, as we invested in interest-bearing term deposits, increased loans and reduced long-term borrowings.

Interest-bearing term deposits. We invested in interest-bearing term deposits with maturities up to twelve months at various financial institutions as the yield was more attractive than securities. As of September 30, 2008, we had $3.9 million in term deposits with a weighted average yield of 3.4%. All amounts held at individual financial institutions are fully FDIC insured.

Seneca-Cayuga Bancorp, Inc.

Trading securities. Trading securities decreased $2.3 million, or 42.2%, to $3.2 million at September 30, 2008 from $5.5 million at December 31, 2007. The decrease is primarily from the receipt of principal payments on mortgage-backed securities and market value changes.

Securities. Securities decreased by $285,000, or 1.8%, to $16.0 million at September 30, 2008 from $16.3 million at December 31, 2007. The increase is primarily attributable to the purchase of a $2.0 million local school bond, offset by principal payments received on our available-for-sale and held-to-maturity securities.

Loans receivable. Loans receivable increased by $21.1 million, or 20.2%, to $125.6 million at September 30, 2008 from $104.5 million at December 31, 2007. We continue to maintain our newly originated mortgages as a strategy to increase yield on the Company’s interest-earning asset portfolio, and we continue to diversify our loan portfolio by focusing on increasing our nonresidential, commercial, home equity, manufactured home and automobile loans to the extent the market allows.

Premises and equipment. Premises and equipment increased by $1.5 million, or 33.0%, to $6.1 million at September 30, 2008 from $4.6 million at December 31, 2007. The increase is due to the costs incurred to complete our Auburn Auto Bank, the purchase of additional property in Auburn and the purchase of property in Union Springs. The new Auburn property was leased back to the original owner for four years. It is our intention to eventually place a branch location there. We anticipate opening a new office in Union Springs in early summer 2009.

Bank-Owned Life Insurance. Bank-Owned Life Insurance increased $667,000, or 23.0%, to $3.6 million at September 30, 2008 from $2.9 million at December 31, 2007. We paid an additional $600,000 premium in September 2008, and the remaining increase is attributable to increased cash value.

Deposits. Deposits increased by $13.6 million, or 11.9%, to $128.0 million at September 30, 2008 from $114.4 million at December 31, 2007. The growth in deposits was a result of increases in checking accounts, savings accounts, certificates of deposit and money market accounts. These increases were primarily obtained from the opening of our Auburn Auto Bank on January 31, 2008.

Short-term borrowings. Short-term borrowings were $8.9 million at September 30, 2008 and there were no short-term borrowings at December 31, 2007. Subject to future market conditions, we plan to convert these borrowings to long-term debt when the rate environment improves.

Long-term debt. Long-term debt decreased by $1.4 million, or 14.0%, to $8.5 million at September 30, 2008 from $9.9 million at December 31, 2007. The decrease is primarily due to principal repayment on amortizing balances.

Shareholders’ equity. Total shareholders’ equity decreased $197,000, or 1.1%, to $18.4 million at September 30, 2008 from $18.6 million at December 31, 2007. The net decrease was primarily the result of a net loss of $252,000 for the nine months ended September 30, 2008 and treasury stock purchased, offset partially by ESOP shares earned and changes to other comprehensive income.

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

Seneca-Cayuga Bancorp, Inc.

Nonperforming Assets

The table below is a summary of the Company’s nonperforming assets at the dates indicated:

	September 30, 2008	December 31, 2007
	(in thousands)
Nonaccrual loans:
Real estate mortgages:
One- to-four-family	$97	$246
5+ unit	275	—
Nonresidential	—	32
Home equity	26	26
Commercial	60	—

Total non-accrual loans	$458	$304
Foreclosed assets, net	277	142

Total non-performing assets	$735	$446

Ratios:
Non-performing loans to total loans	0.36%	0.29%
Non-performing loans to total assets	0.28%	0.21%
Non-performing assets to total assets	0.44%	0.31%

The 5+ unit real estate mortgage classified as nonperforming at September 30, 2008 consisted of one loan secured by a 12-unit property located in Seneca Falls, New York, which is in the process of being renovated. The nonperforming commercial loan was also provided to the same entity and is unsecured.

At September 30, 2008, one nonresidential loan relationship with three loans outstanding, located in Ovid, New York and secured by three mix-use buildings with an aggregate balance of $106,000 and one $15,000 home equity loan were classified as substandard, are accruing interest and are not included in the above table. The loans are all currently 30 days delinquent, and the borrowers are adhering to a repayment plan. However, in the past, the borrowers have been unable to maintain a consistent repayment schedule. There were no other loans or other assets that are not disclosed in the table or disclosed as classified or special mention, where known information about the possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans in the future.

For the three and nine months ended September 30, 2008, gross interest income which would have been recorded had our non-accruing loans been current in accordance with their original terms amounted to $19,000 and $25,000, respectively. Interest income actually recognized on such loans for the three and nine months ended September 30, 2008 amounted to $10,000 and $11,000 respectively.

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

The Company has an agreement with the Federal Home Loan Bank that allows it to borrow up to $44.3 million. At September 30, 2008, the Company had outstanding advances and amortizing notes totaling $17.4 million. The Company also has a repurchase agreement with a correspondent bank providing an additional $10 million in

Seneca-Cayuga Bancorp, Inc.

liquidity, which is secured by the Company’s mortgage-backed securities. There were no advances outstanding under the repurchase agreement at September 30, 2008.

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

At September 30, 2008, the Company had loan commitments to borrowers of approximately $7.3 million and unused lines of credit of approximately $6.0 million. For the third quarter ended September 30, 2008, the Company originated loans of $15.9 million, as compared to $12.7 million of loans originated in the second quarter ended June 30, 2008. There were no loans sold through the nine months ended September 30, 2008. There were $19,000 in letters of credit outstanding at September 30, 2008.

Time deposit accounts scheduled to mature within one year were $14.1 million at September 30, 2008. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with the Company. We are committed to maintaining a strong liquidity position; therefore, the Company monitors its liquidity position on a daily basis. The Company anticipates that it will have sufficient funds to meet its current funding commitments. The marginal cost of new funding however, whether from deposits or borrowings from the Federal Home Loan Bank, will be carefully considered as the Company monitors its liquidity needs. Therefore, in order to minimize its costs of funds, the Company may consider additional borrowings from the Federal Home Loan Bank in the future.

At September 30, 2008, Seneca Falls Savings Bank (“Bank”) exceeded each of the applicable regulatory capital requirements. The Bank’s leverage (Tier 1) capital at September 30, 2008 was $16.5 million, or 9.96% of adjusted assets. In order to be classified as “well-capitalized” by the Office of Thrift Supervision (“OTS”), the Bank is required to have Tier 1 capital of $6.1 million, or 6.0% of adjusted assets. To be classified as a well-capitalized bank by the OTS, the Bank must also have a total risk-based capital ratio of 10.0%. At September 30, 2008, the Bank had a total risk-based capital ratio of 15.74%.

In October 2008, Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (“EESA”). Under the EESA, up to $700 billion is provided to purchase or insure troubled assets and to avert the disorderly failure of large financial institutions. To implement the EESA’s provisions, the Treasury Department established the Troubled Asset Relief Program and implemented a voluntary Capital Repurchase Program (“CRP”). Under the CRP, the Treasury will purchase up to $250 billion of senior preferred shares of participating financial institutions. The program is available to qualifying U.S. controlled banks, savings associations and certain bank and savings and loan holding companies engaged only in financial activities that elect to participate by November 14, 2008. We do not plan to apply to participate in the CRP.

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

Seneca-Cayuga Bancorp, Inc.

The Company maintains internal control over financial reporting. There have not been any significant changes in such internal control over financial reporting in the last quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1 – Legal Proceedings

At September 30, 2008, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 1A-Risk Factors

A smaller reporting company is not required to provide the information required of this item.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On May 20, 2008, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company intends to purchase up to 5% of its outstanding shares or up to 119,025 shares. Stock repurchases will be made from time to time and may be effected through open market purchases, a block trade and privately negotiated transactions.

The table below sets forth the information with respect to purchases made by or on behalf of Seneca-Cayuga Bancorp, Inc. or any ‘affiliated purchaser’ (as defined in Rule 240.10b-18(a)(3)), of common stock during the quarter ended September 30, 2008.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 through July 31	500	6.25	500	117,625
August 1 through August 31	500	7.70	500	117,125
September 1 through September 30	—	—	—	117,125

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

Seneca-Cayuga Bancorp, Inc.

Date: November 14, 2008	/s/ Menzo D. Case
Menzo D. Case
President and Chief Executive Officer

Date: November 14, 2008	/s/ Bonnie L. Morlang
Bonnie L. Morlang
Senior Vice President and Chief Accounting Officer

Index to Exhibits

Exhibit No.	Description	Page No.
31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer	28

31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Accounting Officer	29

32.1	Section 1350 Certification of the Chief Executive Officer and Chief Accounting Officer	30