Form 10-K
period 2008-12-31
Seneca-Cayuga Bancorp, Inc.
filed 2009-03-27
CIK 1356261

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

(1)    YES  ☒    NO  ☐.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  YES    ☒  NO

The Registrant’s revenues for the fiscal year ended December 31, 2008 were $9.6 million.

The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of March 26, 2009 was $3.6 million. As of March 27, 2009, there were 2,336,300 shares issued and outstanding of the Registrant’s Common Stock, including 1,309,275 shares owned by Seneca Falls Savings Bank, MHC.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Proxy Statement for the 2009 Annual Meeting of Stockholders (Part III)

Transitional Small Business Disclosure Format (check one):    ☐  YES    ☒  NO

Seneca-Cayuga Bancorp, Inc.

Annual Report On Form 10-K

For The Fiscal Year Ended

December 31, 2008

PART I

ITEM 1.	Description of Business

Forward Looking Statements

This Annual Report (including information incorporated by reference) contains written statements of Seneca-Cayuga Bancorp, Inc. and its management and may contain, forward-looking statements as such term is defined in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plan, objectives, future performance and business of Seneca-Cayuga Bancorp Inc. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of Seneca-Cayuga Bancorp, Inc.’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should,” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and Seneca-Cayuga Bancorp, Inc. undertakes no obligation to update any statement in light of new information or future events.

Seneca Cayuga Bancorp, Inc.’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. There are many factors that may impact our operations and future prospects. These factors include, but are not limited to, the following:

•	the economic impact of past and any future terrorist attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks;

•	changes in the interest rate environment (including changes in the shape of the yield curve) that reduce interest margins or reduce the fair value of financial instruments;

•	changes in prevailing real estate values both nationally and within our current and future market areas, including the current decline in real estate values.;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	legislative or regulatory changes that adversely affect our business including the current US government’s efforts to address today’s economic and banking industry crisis;

•	changes in local and economic conditions including but not limited to employment and income levels as well as the current recession;

•	our ability to successfully manage our plan to increase our non-residential, manufactured home or automobile lending;

•	adverse changes in the securities market;

•	future tax rates applicable to our company;

•	the amount of our deposit insurance fees;

•	the effect of the current adverse securities markets on the value of our securities and mutual funds;

•	the long and short term impact of the current US government efforts to reduce long term mortgage rates, stimulate the economy, reduce foreclosures and strengthen the financial sectors;

•	any future US government requirements that we assist in paying the cost of the financial rescue of some baking institution;

•	the costs, effects and outcomes of existing or future litigation; and

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

Seneca-Cayuga Bancorp, Inc.

Seneca-Cayuga Bancorp, Inc. is the federally chartered mid-tier stock holding company of Seneca Falls Savings Bank. Seneca-Cayuga Bancorp, Inc. owns 100% of the common stock of Seneca Falls Savings Bank and has a $1.0 million investment in a mutual fund and $539,000 in cash. Seneca-Cayuga Bancorp, Inc. has not engaged in any significant business activity other than owning the common stock of Seneca Falls Savings Bank and investing in a mutual fund, and currently does not intend to expand materially its business activities (other than through Seneca Falls Savings Bank). Seneca-Cayuga Bancorp, Inc.’s executive office is located at 19 Cayuga Street, Seneca Falls, New York 13148, and its telephone number is (315) 568-5855. Seneca-Cayuga Bancorp, Inc. is subject to comprehensive regulation and examination by the Office of Thrift Supervision. At December 31, 2008, Seneca-Cayuga Bancorp, Inc. had total consolidated assets of $177.0 million, total consolidated deposits of $128.9 million and total consolidated shareholders’ equity of $16.8 million. Its consolidated net loss for the year ended December 31, 2008 was $488,000.

Seneca Falls Savings Bank

Seneca Falls Savings Bank was organized in 1870 and is headquartered in Seneca Falls, New York. Seneca Falls Savings Bank has operated as a conservative thrift institution soliciting deposits and making primarily residential mortgage loans in the Northern Finger Lakes region of New York State. Seneca Falls Savings Bank’s main office is located at 19 Cayuga Street, Seneca Falls, New York 13148, and its five branch offices are located in Waterloo, Geneva and Auburn, New York. The telephone number at its main office is (315) 568-5855.

General

We conduct our banking operations through our main office located at 19 Cayuga Street, Seneca Falls, New York and four full-service banking offices located in Waterloo, Auburn and Geneva, New York. In addition, we conduct business through an in-store branch located in a Wal-Mart Super Center in Auburn, New York. Our principal business consists of attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential mortgage loans and, to a lesser extent, manufactured home, non-residential real estate, automobile, home equity, commercial, construction and multi-family loans. We also may make significant investments in mortgage-backed and other securities. Finally, through a subsidiary, we also provide insurance as well as certain other financial products.

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

The economy in our market area has suffered from a decline in manufacturing jobs over the last three decades and is currently based on a mixture of service, manufacturing, wholesale/retail trade, and state and local government. Major employers in our market area include several hospitals and healthcare providers, several correctional facilities as well as a number of large manufacturing facilities including McQuay International, TRW Transportation Electronics Division, McKenzie-Childs Ltd., Nucor and ITT Industries. Geneva and Auburn also serve as bedroom communities for nearby Rochester and Syracuse, New York.

According to published statistics, median household income in our market area is somewhat below the national and New York State average. Also, while household income in our market area is continuing to grow, it is growing at rates below the comparable state and national averages.

Competition

We face intense competition within our market area both in making loans and attracting deposits. Our market area has a high concentration of financial institutions including large money center and regional banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. In addition, under New York State law, municipalities are not able to place deposits with us, a substantial source of funding for some commercial banks. As of June 30, 2008, our market share of deposits represented 51%, 3%, 6% and 8% of deposits in the cities of Seneca Falls, Auburn, Waterloo and Geneva, respectively.

Our competition for loans and deposits comes principally from commercial banks, mortgage banking firms and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies.

Lending Activities

Our principal lending activity has been the origination of permanent first mortgage loans for the purchase or refinancing of one- to four-family residential real property. We may sell a portion of the fixed rate loans that we originate based on an evaluation of our asset/liability position. We also originate multi-family and non-residential real estate, construction, commercial, home equity, manufactured home, automobile and other consumer loans. We believe that originating of loans other than one- to four-family residential allows us to provide more comprehensive financial services to families and businesses within our community as well as increase the yield and interest rate sensitivity of our loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2008		2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate mortgages:
One- to four-family	$97,362	71.3%	$77,906	75.0%
Multi-family	563	0.4	594	0.6
Non-residential	9,075	6.7	3,707	3.6
Construction	3,352	2.5	2,359	2.3
Commercial	3,020	2.2	1,795	1.7
Home equity	4,535	3.3	4,244	4.1
Manufactured home	9,945	7.3	6,326	6.1
Automobile	7,382	5.4	5,453	5.3
Other consumer	1,251	0.9	1,389	1.3

Total loans	136,485	100.0%	103,773	100.0%

Other items:
Deferred loan origination costs, net	2,075		1,172
Allowance for loan losses	(558)		(458)

Total loans, net	$138,002		$104,487

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2008. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to Four- Family	Multi- Family	Non- Residential	Construction	Commercial	Home Equity	Manufactured Home	Automobile	Other Consumer	Total
	(In thousands)
Due During the Years Ending December 31,
2009	$4,016	$64	$1,852	$3,352	$1,801	$672	$341	$2,233	$621	$14,952
2010	4,106	69	510	—	322	709	368	2,138	274	8,496
2011	7,627	118	989	—	505	1,139	737	2,592	293	14,000
2012 to 2013	10,850	115	1,328	—	320	1,333	1,192	419	57	15,614
2014 to 2018	20,767	112	2,569	—	72	682	3,131	—	6	27,339
2019 to 2023	20,803	69	1,704	—	—	—	3,999	—	—	26,575
2024 and beyond	29,193	16	123	—	—	—	177	—	—	29,509

Total loans	$97,362	$563	$9,075	$3,352	$3,020	$4,535	$9,945	$7,382	$1,251	$136,485

The following table sets forth our fixed- and adjustable-rate loans at December 31, 2008 that are contractually due after December 31, 2009.

	Due After December 31, 2009
	Fixed	Adjustable	Total
	(In thousands)
Real estate mortgages:
One- to four-family	$93,558	$3,737	$97,295
Multi-family	225	338	563
Non-residential	2,964	4,737	7,701
Construction	—	—	—
Commercial	932	594	1,526
Home equity	2,628	1,868	4,496
Manufactured home	9,945	—	9,945
Automobile	7,315	—	7,315
Other consumer	1,045	—	1,045

Total loans	$118,612	$11,274	$129,886

The predominance of fixed rate loans in our portfolio will expose us to interest rate risk if general interest rates rise. This risk may be particularly pronounced at the current time as market rates for fixed rate loans are quite low from a historical point of view.

Loan Approval Procedures and Authority. Pursuant to Federal law, the aggregate amount of loans that Seneca Falls Savings Bank is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Seneca Falls Savings Bank’s unimpaired capital and surplus (25% if the security for such loan has a “readily ascertainable” value or 30% for certain residential development loans). At December 31, 2008, based on the 15% limitation, Seneca Falls Savings Bank’s loans-to-one-borrower limit was approximately $2.6 million. On the same date, Seneca Falls Savings Bank had no borrowers with outstanding balances in excess of this amount. As of December 31, 2008, the largest dollar amount outstanding to one borrower, or group of related borrowers, was $1.5 million secured by two commercial buildings located in Geneva and Farmington, New York. These loans were performing in accordance with their terms at December 31, 2008. At December 31, 2008, Seneca Falls Savings Bank’s next largest loan relationship or group outstanding was $1.5 million secured by several buildings, inventory, accounts receivable and equipment provided to a business in Waterloo, New York. This loan was performing in accordance with its terms at December 31, 2008.

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

Our senior officers and loan underwriter have approval authority for one- to four-family residential loans, up to $400,000. One- to four-family residential loans over $400,000 to $750,000 require the approval of Seneca Falls Savings Bank’s President or its Executive Vice President. Seneca Falls Savings Bank’s Senior Lending Officer has approval authority for multi-family and non-residential real estate loans up to $200,000. Multi-family and non-residential loans over $200,000 to $750,000 require the approval of Seneca Falls Savings Bank’s President or Executive Vice President. Loans to a single related borrower that aggregate over $750,000 require approval by the Board of Directors. Various officers have approval authority ranging from $75,000 on secured consumer loans, up to $400,000 on home equity loans and lines up to $50,000 on commercial business loans. Officer approval authority on unsecured consumer loans range from $1,000 to $75,000.

Generally, Seneca Falls Savings Bank requires title insurance or title certifications and updated abstracts on its mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. Seneca Falls Savings Bank also requires flood insurance to protect the property securing its interest when the property is located in a flood plain.

One- to Four-Family Residential Real Estate Lending. The cornerstone of our lending program is the origination of long-term permanent loans secured by mortgages on owner-occupied one- to four-family residences. At December 31, 2008, $97.4 million, or 71.3% of our loan portfolio consisted of permanent loans on one- to four-family residences. At that date, the average outstanding one- to four-family residential loan balance was $79,600 and the largest outstanding residential loan had a principal balance of $553,000. Virtually all of the residential loans we originate are secured by properties located in our market area.

Due to consumer demand, most of our current originations are 10- to 30-year fixed-rate loans secured by one- to four-family residential real estate. We generally originate our fixed rate one- to four-family loans in accordance with Fannie Mae standards to permit their sale in the secondary market. We monitor the volume and rate of our fixed rate loans to ensure compliance with our asset/liability management policy. At December 31, 2008, we had $746,000 of fixed-rate residential loans with original contractual maturities of 10 years or less, $22.8 million of fixed-rate residential loans with original contractual maturities between 10 and 20 years and $70.1 million of fixed-rate residential loans with original contractual maturities in excess of 21 years in our portfolio.

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

Although adjustable rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically reprice, as interest rates increase, and the required payments due from the borrower increase, subject to rate caps, the potential for default by the borrower will also increase. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. As a result, the effectiveness of adjustable rate mortgage loans may be limited during periods of rapidly rising interest rates. At December 31, 2008, $3.7 million, or 3.8% of our one- to four-family residential loans, had adjustable rates of interest.

We evaluate both the borrower’s ability to make principal, interest and escrow payments and the value of the property that will secure the loan. Seneca Falls Savings Bank currently originates residential mortgage loans with loan-to-value ratios of up to 102% for owner-occupied single family homes that qualify for the USDA Guaranteed Rural Housing Program; 100% for owner occupied one- to two-family homes with private mortgage insurance to reduce Seneca Falls Savings Bank’s exposure to 80% or less; 80% for owner-occupied three- to four- family homes; and 75% for non-owner occupied homes.

In 2008, we entered into an agreement with another financial institution to purchase one- to four-family residential loans. The properties securing the loans are located in New York State, primarily in Tompkins and Cortland counties. Under the terms of the agreement, we have no obligation to purchase loans presented to us. All loans are underwritten according to the Bank’s lending policy standards. If the Bank funds the loan, the third party is paid a lump sum servicing fee for each loan and agrees to provide collection services in the event the loan becomes delinquent equal to the gross finance charge over the life of the loan at the customer rate minus the gross finance charge over the life of the loan at the customer rate less 0.25%. A portion of the servicing fee paid, which is deferred and amortized over the life of the loan, is placed into an escrow account to be used to reimburse the Bank for any losses incurred under the program and for the refund of any unearned fees which result from loan prepayments or foreclosures. Losses incurred in excess of the escrow account are to be absorbed by the Bank. During 2008, we purchased $6.6 million in one- to four-family loans, and the loss escrow account balance was $157,000.

As of December 31, 2008, we had three one- to four-family residential mortgage loans, with carrying values totalling $1.4 million which were in excess of the $417,000 2008 Freddie Mac maximum. These loans are secured by single-family residences in Seneca Falls and Auburn, New York. As of December 31, 2008, these loans were performing in accordance with their terms. Our historical delinquency experience on our loans in excess of this maximum has been similar to our experience on other residential loans.

Our residential mortgage loans customarily include due-on-sale clauses giving us the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid.

At December 31, 2008 we had three one-to-four family mortgages totalling $149,000 which were 90 days or more delinquent.

Multi-Family and Non-Residential Real Estate Lending. We originate permanent multi-family and non-residential real estate loans. The loans are made to fund the acquisition and in some cases the renovation of the property. At December 31, 2008, we had $563,000 in multi-family and $9.1 million in non-residential real estate loans, representing 0.4% and 6.7% of the gross loan portfolio, respectively. During 2008, we substantially increased our non-residential lending portfolio as several larger relationships were gained from our marketing efforts.

Our multi-family loan portfolio includes loans secured by five or more unit residential buildings located primarily in our primary market area. In addition, we may participate in loans originated by other financial institutions secured by properties outside our primary market area. Our non-residential real estate loan portfolio consists of loans on a variety of non-residential properties including office buildings, manufacturing facilities, churches and retail facilities.

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

At December 31, 2008, Seneca Falls Savings Bank’s largest non-residential real estate relationship had six loans outstanding with an aggregate balance of $1.5 million. These loans were originated in 2008 and are secured by non-residential property in Geneva and Farmington, New York. At December 31, 2008, our largest multi-family loan had a balance of $108,000 and is secured by a multi-unit apartment building located in Seneca Falls, New York. At December 31, 2008, these loans were performing in accordance with their terms.

Multi-family and non-residential real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions (including the current dramatic decline in the economy and in real estate values) on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family residential and non-residential real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired. At December 31, 2008 we had one $36,000 non-residential loan which was 90 days or more delinquent. On the same date, there were no multi-family loans which were 90 days or more delinquent.

Construction Lending. We make construction loans to individuals for the construction of their primary or secondary residences and to builders and developers for the construction of single-family and multi-family properties. At December 31, 2008, our construction loans totaled $3.4 million representing 2.5% of the gross loan portfolio.

Loans to individuals for the construction of their residences typically run for up to 12 months and then convert to permanent loans. These construction loans have rates and terms comparable to one- to four-family loans offered by Seneca Falls Savings Bank. During the construction phase the borrower pays interest only. The maximum loan-to-value ratio of owner-occupied single-family construction loans is 100% provided primary mortgage insurance is obtained to reduce the Bank’s exposure to 80% or less. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At December 31, 2008, our largest outstanding residential construction loan commitment was for $730,000 of which $730,000 was outstanding. This loan was current at December 31, 2008.

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

Construction lending generally affords us an opportunity to receive higher origination and other loan fees. In addition, such loans are generally made for relatively short terms. Nevertheless, construction lending to persons other than owner-occupants is generally considered to involve a higher level of credit risk than one- to four-family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on construction projects, real estate developers and managers. This risk is magnified by the current severe recession in the national and local economies and weak real estate market. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor. Our risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value upon completion of the project and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project with a value which is insufficient to assure full repayment and/or the possibility of having to make substantial investments to complete and sell the project. Because defaults in repayment may not occur during the construction period, it may be difficult to identify problem loans at an early stage. When loan payments become due, the cash flow from the property may not be adequate to service the debt. In such cases, we may be required to modify the terms of the loan.

Commercial Loans. Seneca Falls Savings Bank makes secured or unsecured loans to professionals, sole proprietorships and small businesses for commercial, corporate and business purposes. Commercial lending products include term loans and revolving lines of credit. Such loans are often used for working capital purposes or for purchasing equipment, inventory or furniture. Commercial loans are made with either adjustable or fixed rates of interest. Variable rates are based on the prime rate, as published in The Wall Street Journal, plus a margin. Fixed rate commercial loans are set at a margin above prime rate. At December 31, 2008, the Bank had $3.0 million of commercial business loans outstanding, representing 2.2% of the total loan portfolio.

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

Commercial loans generally have a greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the economy in which it operates (including today’s recessionary economy). Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. We seek to minimize these risks through our underwriting standards.

At December 31, 2008, our largest commercial loan relationship included a $100,000 line of credit of which $54,000 was outstanding at year end and a $621,000 term loan secured by receivables, inventory and equipment. Both loans were performing according to the loan terms at December 31, 2008.

Home Equity Lending. Seneca Falls Savings Bank originates fixed-rate home equity loans and variable rate home equity lines of credit secured by a lien on the borrower’s residence. Seneca Falls Savings Bank’s home equity products are limited to 80% of the property value less any other mortgages. Seneca Falls Savings Bank uses the same underwriting standards for home equity lines and loans as it uses for one- to four-family residential mortgage loans. The fixed-rate for home equity loans is generally determined as a percentage over the prime rate. The variable interest rates for home equity lines of credit float at a stated margin over the highest prime rate published in The Wall Street Journal and may not exceed 15.00% over the life of the loan. Seneca Falls Savings Bank currently offers home equity loans with terms of up to 15 years with principal and interest paid monthly from the closing date. The home equity lines provide for an initial draw period of up to 10 years, and payments include principal and interest calculated based on a 15 year amortization. At the end of the initial 10 years, the line is to be paid in full. At December 31, 2008, Seneca Falls Savings Bank had $4.5 million, or 3.3% of total loans, of home equity loans and outstanding advances under home equity lines and an additional $2.5 million of funds committed, but not advanced, under home equity lines of credit. At December 31, 2008, there was one home equity loan totalling $20,000 that was 90 days or more delinquent. Home equity lending is subject to many of the same risks as one- to four-family residential loans except that home equity loans tend to have higher loan-to-value ratios and higher household debt and thus may be more vulnerable to adverse economic conditions.

Manufactured Home Lending. We accept manufactured home loan applications obtained by a third party. The loans are secured by the manufactured homes that are not permanently affixed to real estate and are located generally in the New England states, primarily in relatively upscale retirement communities. The loans are underwritten according to the Bank’s lending policy, which provides for a maximum loan-to-value of 90% and takes into consideration the applicant’s previous credit history and an assessment of the applicant’s ability to make the proposed payments. If insurance or origination fees are financed, the loan-to-value may exceed 100%.

If the Bank funds the loan, the third party is paid a lump sum servicing fee for each loan and agrees to provide collection services in the event the loan becomes delinquent equal to the gross finance charge over the life of the loan at the customer rate minus the gross finance charge over the life of the loan at the customer rate less 1.25%. A portion of the fee paid, which is deferred and amortized over the life of the loan, is placed into an escrow account to be used to reimburse the Bank for any losses incurred under the program and for the refund of any unearned fees which result from loan prepayments or foreclosures.

Our manufactured home loans are typically originated at somewhat higher fixed rates than one- to four-family residential loans and are fully amortizing with contractual maturities of up to 20 years. Our manufactured home loans are not secured by real estate. At December 31, 2008, the Bank had $9.9 million, or 7.3% of total loans, of manufactured home loans outstanding, and the loss escrow was $549,000. We expect the 2009 volume to be consistent with 2008. There were no manufactured home loans that were 90 days or more delinquent at December 31, 2008.

Because the loan may be based on the cost of the manufactured housing as well as improvements and because manufactured homes may decline in value due to wear and tear following their initial sale, the value of the collateral securing a manufactured home loan may be less than the loan balance. As a result, such loans may be deemed to carry a higher degree of credit risk and be more vulnerable to today’s adverse economic conditions than are one- to four-family residential loans.

Automobile Lending. We originate automobile loans through our branch network and also accept automobile applications from automobile dealerships with approved indirect lending agreements with us. Under the agreements, loan applications are obtained by the auto dealership and forwarded to the Bank for consideration. The Bank funds the loan if the proposed loan meets the Bank’s underwriting standards. When considering whether to approve the loan, we review the collateral, the applicant’s credit history and the applicant’s income as compared to all debt payments, including the proposed loan.

These loans have fixed rates with contractual maturities of up to 72 months, depending upon the age of the vehicle. The maximum loan is limited to the lower of 130% of the NADA trade-in value or 130% of the dealer invoice. A fee is paid to the dealership, which is deferred and amortized over the life of the loan, for each loan that is funded, but there are no dealer reserves. At December 31, 2008, the Bank had $7.4 million, or 5.4% of total loans, of automobile loans outstanding. There were two automobile loans totalling $11,000 that were 90 days or more delinquent at December 31, 2008. We expect the 2009 volume to be consistent with 2008. Most of the automobile loans originated in 2008 were for new vehicles.

Automobile loans are subject to many of the same risks discussed with respect to consumer loans, including that the value of the collateral, which tends to depreciate quickly, may become less than the loan amount. Also, such loans are more vulnerable to changes in the overall economy, such as today’s deep recession.

Other Consumer Lending. We offer a variety of other secured consumer loans, including loans secured by recreational vehicles and savings deposits. Although most of our consumer loans are secured, we also make a fairly limited amount of unsecured personal loans. We currently originate substantially all of our other consumer loans in our market area. At December 31, 2008, our other consumer loans totalled $1.3 million representing 0.9 % of the gross loan portfolio.

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

Other consumer loans may entail greater risk than residential mortgage loans, as they are typically unsecured or secured by rapidly depreciable assets. In such cases, any repossessed collateral for defaulted consumer loans may not provide adequate sources of repayment for the outstanding loan balances as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Also, such loans are more vulnerable to changes in the overall economy than are residential loans. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At December 31, 2008, there were no other consumer loans 90 days or more delinquent. There can be no assurance that delinquencies will not increase in the future.

Originations, Purchases and Sales of Loans

We originate real estate and other loans through marketing efforts, our customer base, walk-in customers and referrals from real estate brokers, builders, attorneys and, in the case of automobile loans, automobile dealers. We also participate in loans originated by third parties. We currently offer incentives to employees for loan referrals. We also employ commissioned loan originators to assist in the process of obtaining loans.

Since 2003, we have sold a portion of our fixed rate one- to four-family mortgage loan originations to the Federal Home Loan Bank of Chicago with aggregate recourse generally limited to approximately 3.67% of the sold loan balance. We generally make decisions regarding the amount of loans we wish to sell based on interest rate management considerations. At December 31, 2008, we serviced $28.4 million of mortgage loans for others.

We purchase loans from third parties to supplement loan production. In particular, we may purchase loans of a type which are not available or available with as favorable terms in our own market area. We generally use the same underwriting standards in evaluating loan purchases as we do in originating loans. At December 31, 2008, approximately $6.7 million of our loan portfolio was serviced by others.

The following represents the activity in our loan portfolio, including loans held for sale, for the years ended December 31, 2008 and 2007:

	Year Ended December 31,
	2008	2007
	(In thousands)
Total loans at beginning of period	$104,487	$87,687
Originations and purchases by type:
Real estate:
One- to four-family originated in-house	17,970	12,062
One- to four-family purchased	6,635	—
Multi-family	100	—
Non-residential	5,510	1,001
Loans originated for sale[1]	—	117
Construction	5,303	3,609
Commercial	3,937	2,925
Home equity	2,041	1,689
Manufactured home	4,608	3,659
Automobile	4,540	3,654
Other consumer	1,635	1,638

Total loans originated and purchased	52,279	30,354

Deduct:
Principal repayment	19,361	13,635
Transfer to foreclosed assets	205	136
Proceeds from loans sold[1]	—	182
Other	(802)	(399)

Total deductions	18,764	13,554

Net loan activity	33,515	16,800

Total loans at end of period	$138,002	$104,487

(1)	Consisted of fixed-rate loans secured by one- to four-family residential properties.

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

When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure it is classified as foreclosed real estate until it is sold. The real estate is recorded at estimated fair value less estimated selling costs at the date of acquisition, and any resulting write-down is charged to the allowance for loan losses. Subsequent decreases in the value of the property are charged to operations through the creation of a valuation allowance. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent the estimated fair value, less estimated costs to sell, exceed its carrying amount.

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

Delinquent Loans. The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	Loans Delinquent For
	30-59 Days		60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2008
Real estate mortgages:
One- to four-family	38	$2,579	8	$497	3	$149	49	$3,225
Multi-family	—	—	1	13	—	—	1	13
Non-residential	2	291	1	82	1	36	4	409
Home equity	1	23	—	—	1	20	2	43
Manufactured home	2	157	—	—	—	—	2	157
Automobile	5	49	—	—	2	11	7	60
Other consumer	3	7	1	2	—	—	4	9

Total	51	$3,106	11	$594	7	$216	69	$3,916

At December 31, 2007
Real estate mortgages:
One- to four-family	34	$2,156	7	$441	5	$246	46	$2,843
Multi-family	1	79	—	—	—	—	1	79
Non-residential	—	—	1	75	1	32	2	107
Construction	1	145	—	—	—	—	1	145
Commercial	1	4	—	—	—	—	1	4
Home equity	1	37	1	22	1	26	3	85
Automobile	6	66	1	7	—	—	7	73
Other consumer	5	13	3	2	—	—	8	15

Total	49	$2,500	13	$547	7	$304	69	$3,351

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

On the basis of this review of our assets, we had classified or held as special mention the following assets:

	At December 31,
	2008	2007
	(In thousands)
Substandard	$648	$454
Doubtful	19	2
Loss	—	—
Special mention	606	895

Total classified and special mention assets	$1,273	$1,351

Our classified assets consist of the (i) non-performing loans and (ii) loans and other assets of concern discussed herein. As of the date hereof, these asset classifications are consistent with those of the OTS and the FDIC.

Substandard loans at December 31, 2008 include three non-residential loans, one one- to four-family real estate mortgage and one commercial loan that are accruing interest as they are on repayment plans, and management believes that all interest will be paid in accordance with the loan terms.

Special mention assets at December 31, 2008 consisted of five residential loans which were either current or less than 90 days delinquent where the collateral was considered adequate to cover the loan but management had concerns regarding the borrowers because of failure to pay real estate taxes, personal bankruptcy, chronic late payments or other reasons, and one non-residential mortgage which was current where the underlying rental property was not providing sufficient cash flow to service the debt and one unsecured consumer loan that was over 60 days delinquent.

Assets classified or held as special mention decreased $78,000, or 5.8% to $1.3 million at December 31, 2008 from $1.4 million at December 31, 2007. The decrease is primarily attributable to the foreclosure of two properties and three loans becoming current.

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

	At December 31,
	2008	2007
	(Dollars in thousands)
Non-accrual loans:
Real estate mortgages:
One- to four-family	$149	$246
Non-residential	36	32
Home equity	20	26
Automobile	11	—

Total non-accrual loans	216	304
Foreclosed assets, net	155	142

Total non-performing assets	$371	$446

Ratios:
Non-performing loans to total loans	0.16%	0.29%
Non-performing loans to total assets	0.12%	0.21%
Non-performing assets to total assets	0.21%	0.31%

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

For the year ended December 31, 2008, gross interest income which would have been recorded had our non-accruing loans been current in accordance with their original terms amounted to $18,000. Interest income recognized on such loans for the year ended December 31, 2008 was $12,000.

At December 31, 2008, there were no other loans or other assets that are not disclosed in the table above or disclosed as classified or special mention, where known information about the possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

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

Specific Allowances for Identified Problem Loans. We establish an allowance on identified problem loans based on such factors as: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s efforts to cure the delinquency. In addition, for loans secured by real estate, we consider the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.

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

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the fiscal years indicated.

	At or For the Years Ended December 31,
	2008	2007
	(Dollars in thousands)
Balance at beginning of year	$458	$391

Charge-offs:
One- to four-family real estate mortgages	(30)	(14)
Home equity	(9)	—
Automobile	(8)	—
Other consumer	(18)	(25)

Total charge-offs	(65)	(39)

Recoveries:
One- to four-family real estate mortgages	28	2
Automobile	2	1
Other consumer	5	7

Total recoveries	35	10

Net (charge-offs)	(30)	(29)
Provision for loan losses	130	96

Balance at end of year	$558	$458

Allowance to non-performing loans	258.33%	150.66%
Allowance to total loans outstanding at end of period	0.41%	0.44%
Net charge-offs to average loans outstanding during period	0.03%	0.03%

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2008			2007
	Loan Balances by Category	Allowance for Loan Losses	Percent of Allowance for Loan Losses	Loan Balances by Category	Allowance for Loan Losses	Percent of Allowance for Loan Losses
	(Dollars in thousands)
Real estate mortgages:
One- to four-family	$97,362	$260	46.6%	$77,906	$284	62.0%
Multi-family	563	2	0.4	594	2	0.4
Non-residential	9,075	75	13.4	3,707	45	9.8
Construction	3,352	7	1.3	2,359	6	1.3
Commercial	3,020	54	9.7	1,795	21	4.6
Home equity	4,535	24	4.3	4,244	16	3.5
Manufactured home	9,945	—	—	6,326	—	—
Automobile	7,382	105	18.8	5,453	66	14.4
Other consumer	1,251	13	2.3	1,389	14	3.1
Unallocated	—	18	3.2	—	4	0.9

Total	$136,485	$558	100.0%	$103,773	$458	100.0%

At December 31, 2008, our allowance for loan losses represented 0.41% of total gross loans and 258.3% of nonperforming loans. The allowance for loan losses increased to $558,000 at December 31, 2008 from $458,000 at December 31, 2007, due to the provision for loan losses of $130,000, offset by net charge-offs of $30,000. The provision for loan losses reflected increased loan diversification. During 2008, we modified our allowance calculation by including values assigned to various reserve factors such as volume, mix, local and national economics, delinquency and other historical performance measures by loan category. The modification did not materially affect our calculation; however, as we continue to diversify our loan portfolio, additional reserves may be required to reflect increased risk associated with the loan portfolio. No reserve is allocated to manufactured home loans as a portion of the fee paid to a third party is placed in a loss escrow account to be used to reimburse the Bank for any losses incurred on the portfolio, including unamortized fees. The loss escrow account balance at December 31, 2008 was $549,000, which represents 5.0% of the manufactured home loan portfolio and unamortized fees which we believe is sufficient to absorb the inherent losses within the portfolio. In addition, no additional reserve is allocated to one- to four-family residential mortgages purchased under our agreement with another financial institution as a portion of the fee paid to them is also placed in a loss escrow account to be used to reimburse the Bank for any losses incurred on the portfolio, including unamortized fees. The loss escrow account balance at December 31, 2008 was $157,000, which represents 2.3% of the loans purchased and unamortized fees which we believe is sufficient to absorb the inherent losses within the portfolio.

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

It should be noted that, while a Federal agency, government sponsored enterprise guarantee or a high credit rating may indicate a high degree of protection against default, such guarantees and ratings do not protect the securities from declines in value based on changes in interest rates or prepayment speeds. The Bank’s mortgage-backed pass-through securities portfolio at December 31, 2008 included (i) $10.0 million of fixed-rate securities with weighted average remaining contractual maturities of 15.2 years and (ii) $3.8 million of adjustable-rate mortgage-backed securities.

Mortgage-Backed Securities Portfolio Composition. The following table sets forth the composition of the Bank’s mortgage-backed securities portfolio at the dates indicated.

	At December 31,
	2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Trading mortgage-backed securities:
Pass-through securities:
SBA	$1,757	$1,757	$2,366	$2,366
Freddie Mac	13	13	1,325	1,325

Total trading mortgage-backed securities	1,770	1,770	3,691	3,691

Mortgage-backed securities available-for-sale:
Pass-through securities:
Freddie Mac	1,138	1,171	1,289	1,292

Total mortgage-backed securities available-for-sale	1,138	1,171	1,289	1,292

Mortgage-backed securities held-to-maturity:
Pass-through securities:
Fannie Mae	5,132	5,303	6,258	6,402
Freddie Mac	4,555	4,641	5,758	5,791
Ginnie Mae	39	44	49	55
Private issuer	1,136	931	1,343	1,369

Total mortgage-backed securities held-to-maturity	10,862	10,919	13,408	13,617

Total mortgage-backed securities	$13,770	$13,860	$18,388	$18,600

Mortgage-Backed Securities Portfolio Maturities and Yields. The following table sets forth the contractual maturities and weighted average yields of Seneca Falls Savings Bank’s securities portfolio at December 31, 2008. Mortgage-backed securities are anticipated to be repaid in advance of their contractual maturities as a result of projected underlying mortgage loan prepayments. In addition, under the structure of some of the Bank’s CMOs, the Bank’s short- and intermediate-tranche interests have repayment priority over the longer term tranches of the same underlying mortgage pool.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Trading mortgage-backed securities:
Pass-through securities:
Freddie Mac	$—	—	$—	—	$—	—	$13	5.00%	$13	$13	5.00%
SBA	—	—	—	—	—	—	1,757	5.63%	1,757	1,757	5.63%

Trading mortgage-backed securities	$—	—	$—	—	$—	—	$1,770	5.63%	$1,770	$1,770	5.63%

Mortgage-backed securities available-for-sale:
Pass-through securities:
Freddie Mac	$—	—	$—	—	$—	—	$1,138	5.50%	$1,138	$1,171	5.50%

Total mortgage-backed securities available-for-sale	$—	—	$—	—	$—	—	$1,138	5.50%	$1,138	$1,171	5.50%

Mortgage-backed securities held-to-maturity:
Pass-through securities:
Fannie Mae	$—	—	$1,842	5.64%	$275	4.05%	$3,015	4.91%	$5,132	$5,303	5.13%
Freddie Mac	—	—	15	6.50%	1,169	5.50%	3,371	5.35%	4,555	4,641	5.39%
Ginnie Mae	2	9.91%	—	—	—	—	37	7.50%	39	44	7.62%
Private issue	—	—	—	—	—	—	1,136	4.50%	1,136	931	4.50%

Total mortgage-backed securities held-to-maturity	$2	9.91%	$1,857	5.65%	$1,444	5.22%	$7,559	5.06%	$10,862	$10,919	5.18%

Investment Securities. Our other investment securities currently consist of high-quality assets (primarily Government and Agency obligations) with short and intermediate terms (ten years or less) to maturity and liquidity investments and certain equity securities. At December 31, 2008, the Bank did not own any debt securities of a single issuer where the carrying value exceeded 10% of the Bank’s equity, other than Government or Federal Agency obligations.

Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated.

	At December 31,
	2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Trading securities:
Equity securities	$703	$703	$1,766	$1,776

Securities available-for-sale:
Equity securities	$1,022	$1,022	$1,539	$1,481

Securities held-to-maturity:
State and political subdivisions	$2,077	$2,081	$92	$96

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2008 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Trading securities:
Equity securities	$—	—	$—	—	$—	—	$—	—	$703	$703	—

Securities available-for-sale:
Equity securities	$—	—	$—	—	$—	—	$—	—	$1,022	$1,022	—

Securities held-to-maturity:
State and political subdivisions	$2,000	2.00%	$70	5.54%	$7	7.4%	$—	—	$2,077	$2,081	2.14%

Equity Securities. At December 31, 2008, we owned 161,685 shares of the Large Cap Equity Fund, Inc. (the “Fund”) with a fair value of $1.0 million. The Fund was designed as an investment vehicle for New York savings banks with the primary objective of achieving capital appreciation and a secondary objective of providing income to its shareholders. The Fund invests primarily in dividend-paying common stocks of companies with market capitalizations in excess of $5 billion. The Fund provided total dividends of $37,000 during the year ended December 31, 2008 as compared to $159,000 for the prior year. Most of the Fund’s dividends are paid at year-end based on the value of capital gains realized during the course of the year.

During 2008, we recognized a $517,000 impairment loss on the Large Cap Equity Fund (“LCEF”). After considering the LCEF’s composition, which is primarily stock in companies with capitalization exceeding $5 billion, the stock performance of the companies owned by LCEF and current economic forecasts, we believe that the loss will not be recovered in the near term, and concluded that the security’s impairment was other-than-temporary.

At December 31, 2008, we owned 96,270 shares of the AMF Ultra Short Mortgage Fund (the “AMF Fund”) with a fair value of $703,000, which are in our trading portfolio. The AMF Fund invests primarily in mortgage-backed securities with an average duration similar to that of a one-year US Treasury note. The AMF Fund provided total dividends of $62,000 during the year ended December 31, 2008 as compared to $89,000 for the prior year. The AMF Fund dividends are paid monthly based on the return provided by the underlying investments.

During 2008, we recognized market value losses of $303,000 on the AMF Fund. The AMF Fund has limited cash redemptions to $250,000 every ninety days since March 2008; otherwise, any redemption requested will be paid through the transfer of a pro-rata share of the underlying securities held by the AMF Fund. We redeemed $750,000 during 2008, realizing an $11,000 loss on sale. We expect, subject to market conditions, to request further cash redemptions during the remainder of 2009.

FHLB Stock. The Bank is required to maintain an investment in the stock of the Federal Home Loan Bank of New York (“FHLB”) in an amount equal to at least 1% of the unpaid principal balances of the Bank’s residential mortgage loans or 1/20 of its outstanding advances from the FHLB, whichever is greater. Purchases and sales of stock are made directly with the FHLB at par value.

During 2008, the FHLB paid $50,000 in dividends as compared to $99,000 in the prior year. The dividend paid fluctuates significantly and may be reduced in the future, depending on the FHLB’s performance.

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

The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At December 31,
	2008			2007
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Demand and interest-bearing checking	$20,840	16.1%	0.33%	$16,260	14.2%	0.14%
Money market deposits	6,642	5.2	1.95	5,281	4.6	1.81
Savings accounts	44,324	34.4	1.57	44,021	38.5	2.06

Total transaction accounts	71,806	55.7		65,562	57.3

Certificates of deposit	57,130	44.3	3.48	48,842	42.7	4.52

Total deposits	$128,936	100.0%	2.21%	$114,404	100.0%	2.83%

The following table sets forth our deposit flows for the years indicated.

	Years Ended December 31,
	2008	2007
	(In thousands)
Beginning balance	$114,404	$112,925
Net (withdrawals) deposits before interest credited	11,299	(1,850)
Interest credited	3,233	3,329

Ending balance	$128,936	$114,404

As of December 31, 2008, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $20.4 million. The following table indicates the amount of those certificates of deposit by time remaining until maturity.

At December 31, 2008
(In thousands)
Three months or less	$1,770
Over three months through six months	1,933
Over six months through one year	11,529
Over one year to two years	3,395
Over two years	1,775

Total	$20,402

The following table presents, by rate category, our certificate of deposit accounts as of the dates indicated:

	At December 31,
	2008	2007
	(In thousands)
Interest Rate
Less than 2.00%	$2,819	$945
2.00% - 2.99%	7,004	100
3.00% - 3.99%	34,128	4,553
4.00% - 4.99%	12,507	38,893
5.00% - 5.99%	672	4,351

Total	$57,130	$48,842

The following table sets forth the amount and maturities of time deposits at December 31, 2008.

	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013 and after	Total
	(In thousands)
Interest Rate
Less than 2.00%	$2,819	$—	$—	$—	$—	$2,819
2.00% - 2.99%	5,622	1,235	52	10	85	7,004
3.00% - 3.99%	24,929	6,615	1,021	246	1,317	34,128
4.00% - 4.99%	5,973	2,399	755	2,345	1,035	12,507
5.00% - 5.99%	153	343	13	112	51	672

Total	$39,496	$10,592	$1,841	$2,713	$2,488	$57,130

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

From time to time during recent years we have utilized short-term borrowings to fund loan demand. We have also used borrowings where market conditions permit the purchase of securities of a similar duration in order to increase our net interest income by the amount of the spread between the asset yield and the borrowing cost. Finally, from time to time, we have used advances with terms of three years or more to extend the term of our liabilities. At December 31, 2008, we had $28.9 million in Federal Home Loan Bank of New York advances outstanding.

Our ability to borrow from the FHLB of NY in the future and the terms of such borrowings are dependent in part on the future financial strength of such organization.

The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances with terms of one year or less at the dates indicated.

	At and For the Years Ended December 31,
	2008	2007
	(Dollars in thousands)
Balance at end of period	$10,700	$—
Average balance during period	$4,473	$427
Maximum outstanding at any month end	$16,095	$200
Weighted average interest rate at end of period	1.36%	—
Average interest rate during period	1.85%	5.22%

For additional information, see Notes 11 and 12 of the Notes to our consolidated financial statements.

Insurance Activities

On October 1, 2001, we acquired Royce & Rosenkrans, Inc., an insurance agency with offices in Seneca Falls, Waterloo and Geneva. Although we continue to use the Royce & Rosenkrans, Inc. name for our insurance operations, we have integrated such activities into Seneca Falls Savings Bank’s subsidiary, Seneca-Cayuga Personal Services, LLC.

Seneca-Cayuga Personal Services, LLC is a full-service insurance and financial services firm with seven employees providing services to over 5,300 customers. Seneca-Cayuga Personal Services, LLC offers personal and commercial property insurance, life insurance, long term care, annuities, and other products and services. Seneca-Cayuga Personal Services, LLC represents many insurance companies including GMAC, New York Central, Progressive, Utica National, Farmers and many more. Adding insurance and financial services business has enabled us to offer a broader array of financial services to our customers, which increases customer traffic in our branch networks, allowing the opportunity to market our banking services.

During the year ended December 31, 2008, Seneca Cayuga Personal Services, LLC had revenues of $702,000. Most of these revenues consisted of commission payments as well as contingent payments based on certain target loss ratios and premium levels. Contingent revenues are recorded as revenue when received, as we are unable to estimate them prior to receipt. Contingent revenues received during the year ended December 31, 2008 and 2007 were $63,000 and $54,000 and represented payment relative to experience on policies sold in prior years. At December 31, 2008, Seneca Cayuga Personal Services, LLC had total assets of $939,000.

On February 5, 2009, we accepted a letter of intent from a third party indicating their intention to acquire our Agency’s insurance business. We anticipate that the sale will generate a modest gain when finalized. We made the decision to sell this segment upon determining that, despite restructuring, we were unable to earn an acceptable return on our investment. As part of the agreement, the third party will lease office space in our Waterloo, Geneva and Seneca Falls banking offices. Following the completion of the transaction, Seneca-Cayuga Personal Services, LLC will continue to generate a small amount of revenue from rents earned under the agreement with the third party. While we will not own the insurance business, the products will continue to be offered through our branch networks.

Personnel

As of December 31, 2008, we had 60 full-time employees and eight part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

Currently, the Seneca-Cayuga Bancorp, Inc. consolidated group uses the specific charge off method to account for bad debt deductions for income tax purposes.

Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to November 1, 1988 were subject to recapture into taxable income if Seneca Falls Savings Bank failed to meet certain thrift asset and definitional tests.

At December 31, 2008, our total federal pre-base year reserve was approximately $332,000. However, under current law, pre-base year reserves remain subject to recapture should Seneca Falls Savings Bank make certain non-dividend distributions, repurchase any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a bank charter.

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

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. Seneca-Cayuga Bancorp, Inc. has federal and state net operating loss carry forwards totalling $2.2 million and $2.8 million that expire through 2028.

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

State Taxation

The Company, the Bank and the Agency report income on a calendar year basis to New York State. New York State franchise tax on corporations is imposed in an amount equal to the greater of (1) 7.1% of “entire net income” allocable to New York State, (b) 3% of “alternative entire net income” allocable to New York State, or (c) 0.01% of the average value of assets allocable to New York State plus nominal minimum tax of $250 per company. Entire net income is based on Federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income without certain modifications.

SUPERVISION AND REGULATION

General

Seneca Falls Savings Bank is examined and supervised by the Office of Thrift Supervision (“OTS”). This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance fund and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Seneca Falls Savings Bank also is a member of and owns stock in the Federal Home Loan Bank of New York, which is one of the twelve regional banks in the Federal Home Loan Bank System. Seneca Falls Savings Bank also is regulated, to a lesser extent, by the Federal Deposit Insurance Corporation (“FDIC”) with respect to insurance of deposit accounts and the Board of Governors of the Federal Reserve System, with respect to reserves to be maintained against deposits and other matters. Seneca Falls Savings Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Seneca Falls Savings Bank’s mortgage documents.

Any change in these laws or regulations, whether by the FDIC, the OTS or Congress, could have a material adverse impact on Seneca-Cayuga Bancorp, Inc. and Seneca Falls Savings Bank and their operations.

Federal Banking Regulation

Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the OTS. Under these laws and regulations, Seneca Falls Savings Bank may invest in mortgage loans secured by residential and non-residential real estate loans, commercial business loans, consumer loans, certain types of debt securities and certain other assets. Seneca Falls Savings Bank also may establish subsidiaries that may engage in activities not otherwise permissible for Seneca Falls Savings Bank, including real estate investment.

Capital Requirements. OTS regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings banks receiving the highest regulatory rating) and an 8% risk-based capital ratio. The prompt corrective action standards discussed below, in effect, establish a minimum 2% tangible capital standard.

The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 46% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings bank. At December 31, 2008, Seneca Falls Savings Bank maintained an additional $972,000 in regulatory capital due to the recourse provided for loans sold to the Federal Home Loan Bank of New York.

At December 31, 2008, Seneca Falls Savings Bank’s capital exceeded all of these requirements.

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. In the case of Seneca Falls Savings Bank and in connection with its charter conversion to a federally chartered savings bank, the OTS has permitted Seneca Falls Savings Bank to maintain a loans-to-one borrower limit of 20% of unimpaired capital and surplus, subject to certain conditions. As of December 31, 2008, Seneca Falls Savings Bank was in compliance with the loans-to-one borrower limitations.

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

A savings bank that fails the qualified thrift lender test must either convert to a commercial bank charter or operate under specified restrictions. At December 31, 2008, Seneca Falls Savings Bank satisfied this test.

Capital Distributions. OTS regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings banks must file an application for approval of a capital distribution if:

•

the total capital distributions for the applicable calendar year exceed the sum of the association’s net income for that year to date plus the association’s retained net income for the preceding two years;

•	the association would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or OTS -imposed condition; or

•	the association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the OTS at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

The OTS may disapprove a notice or application if:

•	the association would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

Liquidity. A federal savings bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Community Reinvestment Act and Fair Lending Laws. All savings banks have a responsibility under the Community Reinvestment Act and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings bank, the OTS is required to assess the association’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. Seneca Falls Savings Bank received a “outstanding” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its affiliates is limited by OTS regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W. An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as Seneca Falls Savings Bank. Seneca-Cayuga Bancorp, Inc. is an affiliate of Seneca Falls Savings Bank. In general, loan transactions between an insured depository institution and its affiliate are subject to certain quantitative and collateral requirements. In this regard, transactions between an insured depository institution and its affiliate are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates. Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the savings bank. In addition, OTS regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. The OTS requires savings banks to maintain detailed records of all transactions with affiliates.

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

Enforcement. The OTS has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action by the OTS may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance or to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take action under specified circumstances.

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

Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the OTS is required and authorized to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the association’s capital:

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

Generally, the banking regulator is required to appoint a receiver or conservator for an association that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities the savings bank will engage in while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the savings bank. Any holding company for the savings bank that is required to submit a capital restoration plan must guarantee the lesser of: an amount equal to 5% of savings bank’s assets at the time it was notified or deemed to be under-capitalized by the OTS, or the amount necessary to restore the savings bank to adequately capitalized status. This guarantee remains in place until the OTS notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the OTS has the authority to requirement payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The OTS may also take any one of a number of discretionary supervisory actions against undercapitalized savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2008, Seneca Falls Savings Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. Historically, our deposit accounts have been insured by the FDIC, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, the FDIC recently increased the deposit insurance available on deposit accounts to $250,000 effective until December 31, 2009. Our deposits are subject to FDIC deposit insurance assessments. The FDIC has adopted a risk-based system for determining deposit insurance assessments.

The FDIC imposes an assessment against institutions for deposit insurance. This assessment is based on the risk category of the institution and ranges from 5 to 43 basis points of the institution’s deposits. On October 16, 2008, the FDIC published a proposed rule that would raise the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. The proposed rule would also alter the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.

Under the proposed rule, the FDIC would first establish an institution’s initial base assessment rate. This initial base assessment rate would range, depending on the risk category of the institution, from 10 to 45 basis points. The FDIC would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustments to the initial base assessment rate would be based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate would range from 8 to 77.5 basis points of the institution’s deposits.

Based upon our review of the FDIC’s proposed rule, if the rule was implemented as proposed, our FDIC assessment rate for the first quarter of 2009 would increase by approximately $21,500. Thereafter, because of adjustments to its initial base assessment rate, we believe the rule would not have a material negative effect on our earnings. There can be no assurance that the proposed rule will be implemented by the FDIC or implemented in its proposed form. The FDIC also adopted an interim rule imposing a 20 basis point emergency special assessment. The assessment is to be collected on September 30, 2009. The interim rule would also permit the FDIC to impose an emergency special assessment, of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended September 30, 2008, the annualized FICO assessment was equal to 1.14 basis points for each $100 in domestic deposits maintained at an institution.

In October 2008, the FDIC announced the Temporary Liquidity Guarantee Program, under which any participating depository institution would be able to provide full deposit insurance coverage for non-interest bearing transaction accounts, regardless of the dollar amount. Under the program, effective November 14, 2008, insured depository institutions that have not opted out of the FDIC Temporary Liquidity Guarantee Program will be subject to a 0.10% surcharge applied to non-interest bearing transaction deposit account balances in excess of $250,000, which surcharge will be added to the institution’s existing risk-based deposit insurance assessments. We have chosen not to participate in the FDIC Temporary Liquidity Guaranty Program.

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

Federal Home Loan Bank System. Seneca Falls Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, Seneca Falls Savings Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year,  1/20 of its borrowings from the Federal Home Loan Bank, or 0.3% of assets, whichever is greater. As of December 31, 2008, Seneca Falls Savings Bank was in compliance with this requirement.

Federal Reserve System

The Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2008, Seneca Falls Savings Bank was in compliance with these reserve requirements.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer each are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act of 2002 have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls.

Holding Company Regulation

General. Seneca Falls Savings Bank, MHC and Seneca-Cayuga Bancorp, Inc. are non-diversified savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, Seneca Falls Savings Bank, MHC and Seneca-Cayuga Bancorp, Inc. are registered with the OTS and subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over Seneca-Cayuga Bancorp, Inc. and Seneca Falls Savings Bank, MHC, and their subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, Seneca-Cayuga Bancorp, Inc. and Seneca Falls Savings Bank, MHC are generally not subject to state business organization laws.

Permitted Activities. Pursuant to Section 10(o) of the Home Owners’ Loan Act and OTS regulations and policy, a mutual holding company and a federally chartered mid-tier holding company such as Seneca-Cayuga Bancorp, Inc. may engage in the following activities: (i) investing in the stock of a savings bank; (ii) acquiring a mutual association through the merger of such association into a savings bank subsidiary of such holding company or an interim savings bank subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings bank; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings bank under federal law or under the law of any state where the subsidiary savings bank or banks share their home offices; (v) furnishing or performing management services for a savings bank subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings bank subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; (x) any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and (xi) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (xi) above, and has a period of two years to cease any nonconforming activities and divest any nonconforming investments.

The Home Owners’ Loan Act prohibits a savings and loan holding company, including Seneca-Cayuga Bancorp, Inc. and Seneca Falls Savings Bank, MHC, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the OTS. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities other than those permitted by the Home Owners’ Loan Act, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Waivers of Dividends by Seneca Falls Savings Bank, MHC. OTS regulations require Seneca Falls Savings Bank, MHC to notify the OTS of any proposed waiver of its receipt of dividends from Seneca-Cayuga Bancorp, Inc. The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the waiver would not be detrimental to the safe and sound operation of the subsidiary savings association; and (ii) the mutual holding company’s Board of Directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members. We anticipate that Seneca Falls Savings Bank, MHC will waive any dividends paid by Seneca-Cayuga Bancorp, Inc. Under OTS regulations, our public stockholders would not be diluted because of any dividends waived by Seneca Falls Savings Bank, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event Seneca Falls Savings Bank, MHC converts to stock form.

Emergency Economic Stabilization Act of 2008

In response to recent unprecedented market turmoil, the Emergency Economic Stabilization Act of Act (“EESA”) was enacted on October 3, 2008. EESA authorizes the Secretary of the Treasury to purchase up to $700 billion in troubled assets from financial institutions under the Troubled Asset Relief Program (“TARP”). EESA increases the maximum deposit insurance amount up to $250,000 until December 31, 2009 and removes the statutory limits on the FDIC’s (the “FDIC”) ability to borrow from the Treasury during this period. The FDIC may not take the temporary increase in deposit insurance coverage into account when setting assessments. EESA allows financial institutions to treat any loss on the preferred stock of Fannie Mae or Federal Home Loan Mortgage Corporation (“Freddie Mac”) as an ordinary loss for tax purposes.

Pursuant to his authority under EESA, the Secretary of the Treasury has created the TARP Capital Purchase Program under which the Treasury Department will invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies. Qualifying financial institutions may issue senior preferred stock with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets. The Company did not participate in the Capital Purchase Program.

Conversion of Seneca Falls Savings Bank, MHC to Stock Form. OTS regulations permit Seneca Falls Savings Bank, MHC to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”). There can be no assurance when, if ever, a Conversion Transaction will occur, and the Board of Directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction, a new stock holding company would be formed as the successor to Seneca-Cayuga Bancorp, Inc. (the “New Holding Company”), Seneca Falls Savings Bank, MHC’s corporate existence would end, and certain depositors of Seneca Falls Savings Bank would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by stockholders other than Seneca Falls Savings Bank, MHC (“Minority Stockholders”) would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in Seneca-Cayuga Bancorp, Inc. immediately prior to the Conversion Transaction. Under OTS regulations, Minority Stockholders would not be diluted because of any dividends waived by Seneca Falls Savings Bank, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio), in the event Seneca Falls Savings Bank, MHC converts to stock form. The total number of shares held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the offering conducted as part of the Conversion Transaction.

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

ITEM 2.	Description of Property

The following table provides certain information with respect to our properties as of December 31, 2008:

Location	Owned or Leased	Year Acquired or Leased		Square Footage	Net Book Value
					(in thousands)
Main Office:
19 Cayuga Street Seneca Falls, New York 13148	Owned	1977		7,700	$560

Branch Offices:
297 Grant Avenue Auburn, New York 13021	Leased	2000	(1)	2,000	7

59 Washington Street Waterloo, New York 13165	Owned	2002		1,000	312

342 Hamilton Street Geneva, New York 14456	Owned	2004		8,100	1,784

10 Osborne Street Auburn, New York 13021	Owned	2005	(2)	1,680	1,318

Other:
Loan Operations and Insurance:
60 Fall Street Seneca Falls, New York 13148	Owned	2001		3,000	323

Building Owned:
Genesee Street Auburn, New York 13021	Owned	2008	(3)	3,000	975

Land:
North Road Waterloo, New York 13165	Owned	2005		9 Acres	543

152 Cayuga Street Union Springs, New York 13160	Owned	2008	(4)	.47 acres	249

(1)	Current lease expires April 2010 with an option to extend for an additional five years at that time.
(2)	We opened this office January 2008.
(3)	We purchased this property in 2008 and leased it back to the original owners for four years. We are considering taking possession of the property after the lease expiration and converting the building to a full service banking office.
(4)	We have begun construction of a full-service office at this location in 2009. We anticipate the office will be open in 2009. Our total land acquisition and construction costs are estimated to approximate $1.2 million.

The net book value of our premises, land and equipment was approximately $6.3 million at December 31, 2008.

We may begin construction on another full service office in Waterloo, New York on our North Road property during 2009. The Waterloo office is not likely to open until 2010.

We maintain an on-line in-house data system. The net book value of the data processing and computer equipment utilized at December 31, 2008 was $213,000.

ITEM 3.	Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At December 31, 2008, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year under report.

PART II

ITEM 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a) The Common Stock of Seneca-Cayuga Bancorp, Inc. is traded on the OTC BB market under the symbol SCAY. At December 31, 2008, the common stock was held by approximately 290 shareholders of record. The following table shows the range of high and low market prices for our stock for the quarters indicated. There were no dividends declared or paid in any quarter. The payment of any future cash dividends is dependent on the results of operations and financial condition of the Company as well as tax considerations, economic and market conditions, regulatory restrictions, regulatory capital requirements and other factors.

Year ended December 31, 2008	High	Low	Cash Dividends Declared
Fourth quarter	$6.75	$3.15	$—
Third quarter	7.70	4.80	—
Second quarter	9.00	6.95	—
First quarter	7.30	6.30	—

Year ended December 31, 2007	High	Low	Cash Dividends Declared
Fourth quarter	$9.00	$6.70	$—
Third quarter	9.15	8.00	—
Second quarter	9.60	9.15	—
First quarter	9.92	9.11	—

(b) Not applicable.

(c) On May 20, 2008, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company intends to purchase up to 5% of its outstanding shares or up to 119,025 shares. Stock repurchases will be made from time to time and may be effected through open market purchases, a block trade and privately negotiated transactions.

The table below sets forth the information with respect to purchases made by or on behalf of Seneca-Cayuga Bancorp, Inc. or any ‘affiliated purchaser’ (as defined in Rule 240.10b-18(a)(3)), of common stock during the quarter ended December 31, 2008.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 through October 31	6,800	$6.75	6,800	110,325
November 1 through November 30	—	—	—	110,325
December 1 through December 31	500	5.99	500	109,825

ITEM 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities (including mortgage-backed and other securities) and other interest-earning assets, which are primarily cash and interest bearing deposits, and the interest paid on our interest-bearing liabilities, consisting primarily of certificates of deposit, savings accounts, money market accounts, transaction accounts, long- and short-term borrowings, including Federal Home Loan Bank advances. Our results of operations also are affected by our provisions for loan losses, noninterest income and noninterest expense. Noninterest income currently consists primarily of deposit account fees, dividends on mutual funds, increases in cash value-insurance, gains and losses on trading securities and on the sale of securities, losses from other-than-temporary impairments of securities, and miscellaneous other income. Noninterest expense currently consists primarily of compensation and employee benefits, occupancy and equipment expenses, advertising and marketing, service charges, professional fees, directors’ fees, deposit insurance premiums, supplies, and other operating expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets. We have identified the accounting for our allowance for loan losses, evaluation of securities for other-than-temporary impairment and deferred income tax accounting as our critical accounting policies.

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

Securities:

Securities available-for-sale are reported at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss) and securities held-to-maturity for which the Company has the positive ability and intent to hold to maturity are reported at cost adjusted for premiums and discounts that are recognized in interest income using the level yield method. Unrealized losses are charged to earnings as an impairment loss when the decline in fair value of a security is judged to be other-than-temporary. Management evaluates securities for other-than-temporary impairment on a quarterly basis, and considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer to the earlier of recovery of its fair value or maturity. For the year ended December 31, 2008 and 2007, the Company recognized other-than-temporary impairment losses of $517,000 and $0, respectively. Future losses could be recognized if it is determined that securities are other-than-temporarily impaired.

Income Taxes:

Deferred income tax assets and liabilities are determined using the liability method. Under this method, the net deferred tax asset or liability is recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating losses, capital losses and contribution carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. To the extent that current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established. The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change. A valuation allowance of $331,000 was established at December 31, 2008 as management believes it may not generate sufficient capital gains to offset its capital loss carry forward. The Company’s effective tax rate differs from the statutory rate primarily due to non-taxable bank owned life insurance income and the valuation allowance established on the capital loss carry forwards.

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

During recent years, we experienced increased operating expense due to competitive pressures to increase our product offerings, and increasing regulatory compliance costs. In order to address these costs, we have determined to increase the size of our earnings base, expand our market area to include contiguous communities to the west, east and south of Seneca Falls and expand the type and variety of financial services we offer our customers. We believed that, although such expansion would result in an increase in overhead expenses, it would, after an adjustment period, enable us to generate sufficient revenue to more than cover such additional overhead costs as well as the increased overhead costs caused by current competitive and regulatory conditions.

Since 2000, we have opened two full service offices in Auburn, New York, which is approximately 15 miles to the east of Seneca Falls, a full service office in Waterloo, New York which is approximately five miles west of Seneca Falls and a full service office in Geneva, New York, which is approximately ten miles to the west of Seneca Falls. Over the same period, we acquired an insurance agency. We have also purchased two properties for a possible branch offices. We are in the process of building a full-service branch at one location and are evaluating the feasibility as to whether or when to commence construction of and open an office on the other property. In part, due to the costs of this expansion during the last several years, we have experienced a decline in profitability. However, we believe that our expansion has positioned us for future success.

We have determined to sell the Agency’s insurance business. We have found that, despite restructuring, we are unable to generate sufficient returns on the money invested. Under the preliminary purchase agreement, the company purchasing the insurance business will continue to occupy the space currently used by our Agency and will offer insurance products to our customers. We believe that by selling the insurance business, we will reduce operating expenses, maintain the customer traffic throughout our branch network and enable management to focus on offering core banking products.

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

•

Maintaining High Asset Quality. We have long emphasized maintaining strong asset quality by following conservative underwriting criteria and focusing our lending efforts on residential loans. Our non-performing assets at December 31, 2008 were $371,000, or 0.21% of total assets, and our net charge-offs were 0.03% of our average loans outstanding for the year ended December 31, 2008.

•

Increasing Our Share of Lower-Cost Checking Deposits. A focus of our deposit gathering efforts over the past few years is increasing our checking account deposits. We have used a targeted marketing program as the primary means by which to obtain new checking accounts, and we intend on continuing these efforts. At December 31, 2008, checking accounts comprised 16.2% of our total deposits with an average weighted rate of 0.33%, compared to 14.2% of our total deposits at December 31, 2007 at a weighted average rate of 0.14%.

•

Expand our Nonresidential, Manufactured Home and Automobile Loan Portfolios. We experienced strong growth in our nonresidential loan portfolio during 2008 and have hired an experienced credit analyst as a result. We began originating manufactured home loans in 2006, utilizing a third party originator. These loans are secured by manufactured homes located primarily in upscale retirement communities in the New England States and recently expanded into California. We also began to expand our automobile loan portfolio in 2006 by hiring an experienced consumer loan officer and forming a relationship with a local automobile dealership. Our nonresidential, manufactured home and automobile loans generally offer higher or comparable yields as residential mortgages in the present rate environment and are generally outstanding for a substantially shorter time or have rates that reset more often than real estate mortgages. However, such loans carry a higher degree of risk than residential loans, particularly in today’s adverse economic environment. At December 31, 2008, nonresidential, manufactured home and automobile loans represented 6.7%, 7.3% and 5.4%, respectively, of our total loan portfolio. At December 31, 2007, nonresidential, manufactured home and automobile loans represented 3.6%, 6.1% and 5.3% of our total loan portfolio.

•

Using Discipline In Seeking Long-Term Growth. We currently operate from four full-service banking offices and an in-store branch, three of which have opened since 2002. We also maintain a financial services facility near our main office that offers insurance, investment products and financial planning services through third parties. Finally, we are currently building another full-service branch, which should be open in the spring of 2009.

We believe that, subject to market conditions, it is important for us to continue to pursue long-term growth of our earnings base in order to offset increasing operating costs. We intend to evaluate new branch expansion opportunities within the northern Finger Lakes region, to the extent we believe that they support our goal of long-term growth.

•

Noninterest income. We continue to stimulate utilization of debit and ATM card transactions by providing customers with information regarding the benefits associated with these types of transactions and by providing a rewards program through which points are earned for each transaction completed. The points are redeemable toward the purchase of various promotional items. In addition, we continue to provide temporary funding to customers that inadvertently overdraw their checking and savings accounts, which accounts for a considerable portion of our service charge income.

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The summary information presented below at or for each of the years presented is derived in part from the audited consolidated financial statements of Seneca-Cayuga Bancorp, Inc. The following information is only a summary, and should be read in conjunction with our consolidated financial statements and notes as furnished in Item 7.

	At December 31,
	2008	2007
	(In thousands)
Selected Financial Condition Data:

Total assets	$177,040	$145,160
Loans receivable, net	138,002	104,487
Trading securities	2,473	5,457
Securities available-for-sale	2,193	2,773
Securities held-to-maturity	12,939	13,500
Deposits	128,936	114,404
Borrowings	29,016	9,927
Total shareholders’ equity	16,843	18,565

	Years Ended December 31,
	2008	2007
	(In thousands)
Selected Operating Data:

Interest and dividend income	$8,374	$7,872
Interest expense	3,701	3,867

Net interest income	4,673	4,005
Provision for loan losses	130	96

Net interest income after provision for loan losses	4,543	3,909
Non-interest income	502	1,374
Non-interest expense	5,484	5,170

(Loss) income from continuing operations before income taxes	(439)	113
Provision for income taxes	127	16

Net (loss) income from continuing operations	(566)	97

Income from discontinued operations before income taxes	135	135
Income taxes on discontinued operations	57	62

Net income from discontinued operations	78	73

Net (loss) income	$(488)	$170

	At or For the Years Ended December 31,
	2008	2007
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets (ratio of net (loss) income to average total assets)	(0.31)%	0.11%
Return on average equity (ratio of net (loss) income to average equity)	(2.64)%	0.92%
Interest rate spread (1)	2.95%	2.58%
Net interest margin (2)	3.26%	2.96%
Efficiency ratio (3)	90.48%	94.76%
Operating expense to average total assets	3.46%	3.87%
Average interest-earning assets to average interest-bearing liabilities	112.18%	113.16%

Asset Quality Ratios:
Non-performing assets to total assets	0.21%	0.31%
Non-performing loans to total loans	0.16%	0.29%
Allowance for loan losses to non-performing loans	258.33%	150.66%
Allowance for loan losses to total loans	0.41%	0.44%

Capital ratios:
Average equity to average assets	11.67%	12.45%
Equity to total assets at the end of period	9.51%	12.79%
Total bank capital to risk-weighted assets	9.31%	19.69%
Tier 1 bank capital to risk-weighted assets	14.26%	19.13%
Tier 1 bank capital to adjusted assets	14.77%	11.37%

Other Data:
Number of full service offices	5	4

(1)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(2)	Represents net interest income as a percent of average interest-earning assets for the period.
(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income, excluding gains or losses on sales of securities, security impairment losses, net losses on trading securities and discontinued operations.

Comparison of Financial Condition at December 31, 2008 and December 31, 2007

Assets. Assets at December 31, 2008 totaled $177.0 million, an increase of $31.9 million or 22.0% from $145.2 million at December 31, 2007. The increase was largely the result of an increase in interest-bearing term deposits, loans receivable and other assets, offset mostly by a decrease in cash and cash equivalents and our security portfolio.

Cash and cash equivalents. Cash and cash equivalents decreased $3.4 million or 45.8% to $4.0 million at December 31, 2008 from $7.4 million at December 31, 2007. Interest-bearing deposits in banks were utilized during 2008 to purchase approximately $4.0 million in term certificates of deposit at various institutions.

Interest-bearing term deposits. At December 31, 2007, we had no interest-bearing term deposits. We purchased $4.0 million in interest-bearing certificates of deposit during 2008, of which $1.5 million matured. For the remaining balance of $2.5 million at December 31, 2008, the weighted average rate is 3.37% and the weighted average remaining maturity is 3.7 months.

Trading securities. Trading securities decreased by $3.0 million, or 54.7%, to $2.5 million at December 31, 2008 from $5.5 million at December 31, 2007. The decrease is attributable to the sale of securities, principal payments on mortgage-backed securities and fair value changes.

Available-for-sale securities. Available-for-sale securities decreased by $580,000, or 21.0%, to $2.2 million at December 31, 2008 from $2.8 million at December 31, 2007. The decrease is due to principal repayments received and to a $517,000 impairment loss recognized on a security.

Held-to-maturity securities. Held-to-maturity securities decreased by $561,000, or 4.2%, to $12.9 million at December 31, 2008 from $13.5 million at December 31, 2007. The decrease is due to principal repayments received, offset partially by the purchase of one $2.0 million local school bond.

Loans receivable. Loans receivable increased by $33.5 million, or 32.1%, to $138.0 million at December 31, 2008 from $104.5 million at December 31, 2007. We did not sell any loans during 2008. We retained the newly originated mortgages and purchased one- to four-family residential mortgages as a strategy to increase the percentage of loans in the Company’s interest-earning asset portfolio. Real estate mortgages, primarily those secured by one-to-four family homes, continued to show growth in the low-interest rate environment increasing $24.8 million, or 30.2%, to $107.0 million at December 31, 2008 from $82.2 million at December 31, 2007. We supplemented our one- to four-family mortgage production by the purchase of $6.6 million of one- to four-family mortgages from another financial institution. The purchased loans are serviced by the other financial institution. New construction starts in our markets resulted in our construction loans increasing $993,000, or 42.1%, to $3.4 million at December 31, 2008 from $2.4 million at December 31, 2007. Our commercial loans increased by $1.2 million to $3.0 million at December 31, 2008 from $1.8 million at December 31, 2007, which is primarily the result of branch referrals as we did not market the commercial loan product actively. We continued our indirect lending relationship with a local car dealership and our emphasis on originating more automobile loans at our offices resulting in automobile loans increasing $1.9 million, or 35.4%, to $7.4 million at December 31, 2008 from $5.5 million at December 31, 2007. Our loan referral program for manufactured homes with a third party resulted in manufactured homes increasing $3.6 million, or 57.2%, to $9.9 million at December 31, 2008 from $6.3 million at December 31, 2007.

FHLB stock. FHLB stock increased $770,000, or 77.9%, to $1.8 million at December 31, 2008 from $989,000 at December 31, 2007. Because we have increased our borrowings by $19.1 million, we are required to purchase additional FHLB stock.

Deposits. Total deposits increased $14.5 million, or 12.7%, to $128.9 million at December 31, 2008 from $114.4 million at December 31, 2007. Our checking accounts increased $4.6 million, or 28.2%, savings accounts increased $303,000, or 0.7%, money market accounts increased $1.4 million, or 25.8%, and our time deposits increased $8.3 million, or 17.0%. The increases were primarily attributable to the opening of our Auburn Auto Bank on January 31, 2008. In addition, we introduced a new “E-Platinum” checking account that pays a competitive rate and is accessed through our internet banking module.

Borrowings. Borrowings, primarily Federal Home Loan Bank of New York advances, increased $19.1 million, or 192.3%, to $29.0 million at December 31, 2008 from $9.9 million at December 31, 2007 as our asset growth exceeded our deposit growth. Short-term borrowings were $10.7 million at December 31, 2008 and are expected to be extended to longer term borrowings in 2009. Long-term borrowings increased $8.4 million, or 84.5%, to $18.3 million at December 31, 2008 from $9.9 million at December 31, 2007. The following is an overview of the long-term borrowing activity during 2008 (in thousands):

Balance at December 31, 2007	$9,927
Principal paid on amortizing borrowings	(3,028)
Principal paid on municipal borrowings	(15)
Term borrowings matured:
December 2008	(459)
December 2008	(459)
December 2008	(750)
Proceeds from new amortizing debt:
July 2008	500
August 2008	1,000
November 2008	1,000
December 2008	10,600

Balance at December 31, 2008	$18,316

See Notes 11 and 12 of the consolidated financial statements.

Shareholders’ equity. Shareholders’ equity decreased $1.7 million, or 9.3%, to $16.8 million at December 31, 2008 from $18.6 million at December 31, 2007. The net decrease was the result of the following:

•	Net loss of $488,000 for the year;

•	Additional shareholders’ equity resulting from $43,000 in ESOP shares committed to be released;

•

Other comprehensive loss of $1.2 million, consisting of losses incurred by the Bank’s pension plan, net of taxes, offset partially by unrealized gains on securities available for sale, net of taxes, of $53,000;

•	A $63,000 reduction from the repurchase of 9,200 shares of our stock;

•

A $19,000 cumulative effect reduction in retained earnings and a $4,000 reduction in accumulated other comprehensive loss, net of taxes, from a change in accounting principle upon the change in pension plan measurement date under SFAS 158.

The Bank’s pension plan has cumulative losses not recognized in pension expense of $2.9 million at December 31, 2008, which are included in accumulated other comprehensive loss, offset partially by a $147,000 prior service credit and net of $1.1 million in taxes. The pension plan losses are primarily from market value losses in the plan assets. See Notes 14 and 17 of the consolidated financial statements.

Comparison of Operating Results for the Years Ended December 31, 2008 and December 31, 2007

General. Net income from continuing operations decreased $663,000 to a net loss of $566,000 in 2008 from net income of $97,000 in 2007 primarily due to an $872,000 decrease in non-interest income, a $314,000 increase in non-interest expense and a $111,000 increase in income tax expense, offset partially by a $634,000 increase in net interest income. Net income from discontinued operations increased $5,000 due to a decrease of the same amount in income tax expense.

Interest Income. Interest income increased $502,000, or 6.4%, to $8.4 million for the year ended December 31, 2008 from $7.9 million for the year ended December 31, 2007, which is the result of loan growth, offset by a net decrease in the interest earned on our securities and other interest-earning assets.

Average loans increased $21.8 million, or 22.9%, to $116.9 million for the year ended December 31, 2008 from $95.1 million for the year ended December 31, 2007, and interest and fee income from loans increased $1.3 million, or 22.5%, to $7.2 million from $5.9 million during the same respective periods. The increase in the average balance of loans receivable reflected continued demand for fixed rate one- to four-family mortgage loans as rates continued to decrease proportionally to the rate decreases made by the Federal Reserve during 2008. Management also made the decision not to sell our mortgages this year and keep the assets on our books to improve yield in comparison to alternative investments. In addition, we were able to increase our nonresidential mortgage portfolio by $5.4 million, which is primarily attributable to five new loans totaling $3.0 million. We also supplemented our one- to four-family production by purchasing $6.6 million in loans from another financial institution. We anticipate purchasing additional loans provided the rate is sufficient to meet our income objectives. The yield earned on loans decreased three basis points as decreasing yields on one- to four-family mortgages were offset by yields on other loan types, which remained fairly consistent.

The yield on mortgage-backed securities decreased 5 basis points to 5.33% for the year ended December 31, 2008 from 5.38% for the year ended December 31, 2007 primarily because of prepayments on the securities. The 2007 average balance of mortgage-backed securities was less than the balance at December 31, 2007 as most of the securities were purchased in April 2007. As a result, the comparison between the mortgage-backed securities average balances for 2008 and 2007 does not reflect the continual decline in mortgage-backed securities since April 2007. We have not purchased any additional mortgage-backed securities during 2008 and given the current market, we do not anticipate purchasing additional mortgage-backed securities in 2009.

Average trading securities decreased $10.8 million, or 72.9%, to $4.0 million for the year ended December 31, 2008 from $14.8 million for the year ended December 31, 2007. In April 2007, we sold $36.0 million of our trading securities and reinvested $4.8 million in new trading securities. Since then, we have not purchased any additional trading securities. During 2008, we have recorded net realized and unrealized losses of $369,000 primarily due to losses from our investment in the AMF Ultra Short Mortgage Fund (the “Fund”), whose price per share has declined from $9.85 at December 31, 2007 to $7.30 at December 31, 2008. The Company’s ability to reduce its investment in the Fund is limited by the Fund’s redemption policy. In particular, the Fund limits cash redemptions to $250,000 every 90 days with any excess redemptions paid by transferring underlying assets held by the Fund. The Company has redeemed $750,000 worth of its shares during 2008 and currently expects, subject to market conditions, to request further cash redemptions through 2009. At December 31, 2008, we held 96,270 shares with a market value of $703,000. The yield on trading securities decreased 12 basis points to 4.48% for the year ended December 31, 2008 from 4.60% for the year ended December 31, 2007, which is primarily attributable to downward rate adjustments on most of the trading portfolio as the respective indexes decreased in a manner consistent with the general rate environment.

Average other interest-earning assets decreased $6.3 million, or 40.9%, to $9.0 million for the year ended December 31, 2008 from $15.3 million for the year ended December 31, 2007. During 2007, we did not fully re-invest the proceeds from the sale of our trading portfolio completed in April 2007 immediately. Most of the proceeds from the sale of our trading portfolio in April 2007 have since been invested in loans. The yield on other interest-earning assets decreased 208 basis points to 2.87% for the year ended December 31, 2008 from 4.95 % for the year ended December 31, 2007 in response to the Federal Reserve Board reducing the discount rate during 2007 and 2008.

Interest Expense. Interest expense decreased $166,000, or 4.3%, to $3.7 million for the year ended December 31, 2008 from $3.9 million for the year ended December 31, 2007. The decrease in interest expense resulted primarily from a decrease in the cost of deposit accounts and borrowings and an increase in the percentage of our deposits consisting of checking, money market and savings accounts, offset in part by higher average certificate of deposit balances and corresponding costs.

Average interest-bearing demand deposits and escrow accounts increased $3.6 million, or 49.3%, to $10.9 million for the year ended December 31, 2008 from $7.3 million for the year ended December 31, 2007. Interest expense on these accounts also increased $104,000 to $127,000 for the year ended December 31, 2008 from $23,000 from the prior year, which is the result of offering higher demand deposit rates in 2008 for a new e-statement account that was used to promote our new Auburn Auto Bank.

Average money market accounts increased $315,000, or 6.1%, to $5.5 million for the year ended December 31, 2008 from $5.2 million for the year ended December 31, 2007. The cost increased 22 basis points to 2.01% from 1.79% for the same comparable period. The increased balance and cost is primarily attributable to a single $900,000 account deposited in 2008, which skews the comparison. We have not actively marketed money market accounts during 2008 as we were not able to compete effectively against the market. We may re-enter this market in 2009, depending on market conditions.

Average savings accounts decreased $504,000, or 1.1%, to $45.0 million for the year ended December 31, 2008 from $45.5 million for the year ended December 31, 2007, and the cost of savings decreased 45 basis points to 1.75% from 2.20% during the same comparable period. We chose not to increase our savings account rates as the additional cost outweighed the benefits of retaining the balances, which resulted in a portion of higher yielding accounts to be withdrawn.

Average certificates of deposit increased $4.8 million, or 9.9%, to $53.2 million for the year ended December 31, 2008 from $48.4 million for the year ended December 31, 2007. During the same comparative periods, the cost of certificates of deposit decreased 43 basis points to 4.15% from 4.58%. A portion of the increase in average balances is attributable to our Auburn Auto Bank opening in January 2008. Customers are also depositing more in certificates of deposit to reduce their exposure to losses in other markets. Average certificate of deposit maturities are shortening, which reduces the average cost, as consumers are not willing to accept longer terms given the market’s uncertainty as to when interest rates may increase.

Average borrowings remained at $13.1 million for the years ended December 31, 2008 and 2007. The average cost of borrowings decreased 54 basis points to 3.57% from 4.11% during the same comparable period. The decrease is primarily the result of our increasing short-term borrowings during the year to take advantage of low rates offered and to a decrease in long-term borrowing rates offered through the FHLB, reflecting the rate changes in the market in response to the Federal Reserve’s rate reductions in 2008.

Net Interest Income. Net interest income increased $668,000, or 16.7%, to $4.7 million for the year ended December 31, 2008 from $4.0 million for the year ended December 31, 2007, primarily due to higher loan volume and lower cost of funds for our interest-bearing liabilities. During 2008, rates declined much faster for our deposits and borrowings than for our loans. As a result, our net interest spread increased to 2.95% during the year ended December 31, 2008 from 2.58% during the year ended December 31, 2007, and our net interest margin increased to 3.26% from 2.96% during the same period.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision of $130,000 for the year ended December 31, 2008, as compared to a $96,000 provision for the year ended December 31, 2007. During 2008, we modified our allowance calculation by including values assigned to various reserve factors such as volume, mix, local and national economics, delinquency and other historical performance measures by loan category. The modification did not materially affect our calculation; however, as we continue to diversify our loan portfolio, additional reserves may be required to reflect increased risk associated with the loan portfolio. The allowance for loan losses was $585,000, or 0.41% of loans outstanding at December 31, 2008 compared to $458,000, or 0.44% of loans outstanding, at December 31, 2007. The level of the allowance is based on management’s estimates and judgment, and the ultimate losses may vary from anticipated levels.

Historically, our loan portfolio has primarily consisted of one- to four-family residential mortgage loans. During 2008, we increased our nonresidential loans $5.4 million or 144.8%, commercial loans increased $1.2 million or 68.2% and automobile loans increased $2.0 million or 35.5%. As management evaluates the allowance for loan losses, the composition of the loan portfolio and increased risk associated with the nonresidential, commercial and consumer loans, as well as the declining state of the economy, may result in larger additions to the allowance for loan losses in future periods.

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

Non-Interest Income. Non-interest income decreased $872,000, or 63.5%, to $502,000 for the year ended December 31, 2008, compared to $1.4 million for the year ended December 31, 2007. The decrease is primarily due to an increased loss recognized on trading securities, a reduction in capital gain dividends earned and an impairment loss recognized on a security during 2008.

Banking fees and services charges increased by $85,000, or 8.0%, due primarily to our continued emphasis in assessing and collecting insufficient account balance fees and to greater interchange fees earned as ATM and debit card usage increases. Mortgage banking income decreased $11,000, or 9.7%, as we did not sell any loans during 2008.

Net losses on trading securities in 2008 are primarily from $337,000 in losses recognized on our investment in the AMF Ultra Short Mortgage Fund (the “Fund”). The Fund has limited cash redemptions to $250,000 every ninety days, and we redeemed $750,000 during 2008 and had $703,000 left in the fund at December 31, 2008. Dependent upon market conditions, we anticipate redeeming the remaining shares during 2009. We have incurred $11,000 in losses realized on the redemption of shares in the Fund during 2008. The loss in 2007 was the result of the sale of our trading portfolio which was not repeated in 2008.

The $517,000 impairment loss is on our investment in AMF Large Cap Equity Fund (“LCEF”). The per share value of the LCEF declined to $6.32 at December 31, 2008 from $9.16 at December 31, 2007. After considering the LCEF’s composition, which is primarily stock in companies with capitalization exceeding $5 billion, the stock performance of the companies owned by LCEF and current economic forecasts, we believe that the loss will not be recovered in the near term, and concluded that the security’s impairment was other-than-temporary. The capital gain dividend received from the LCEF decreased $137,000, which is a reflection of lower gains realized by the LCEF.

Non-Interest Expense. Non-interest expense increased $314,000, or 6.1%, to $5.5 million for the year ended December 31, 2008 from $5.2 million for the year ended December 31, 2007. The following table shows the components of non-interest expense and the percentage changes from 2008 to 2007:

	Years Ended December 31,
	2008	2007	Increase/ Decrease
	(Dollars In thousands)
Compensation and benefits	$2,563	$2,568	(.2)%
Occupancy and equipment expenses	955	913	4.6
Service charges	544	419	29.8
Professional fees	402	303	32.7
Advertising	339	337	0.6
Directors’ fees	156	139	12.2
Telephone and postage	199	174	14.4
Supplies	81	69	17.4
Other	245	248	(1.2)

Total	$5,484	$5,170	6.1

Our occupancy and equipment expenses increased as we opened our new Auburn branch in January 2008. Service charges increased primarily due to additional costs for the processing of more ATM and debit card transactions. Professional fees increased due to additional costs incurred for independent review of our electronic data processing system, addition of an internal auditor, higher regulatory fees and escalating costs associated with our public company status. Telephone and postage increased primarily due to greater mail volume associated with our direct mail program for our new Auburn office and checking accounts. We anticipate that compensation and benefits, occupancy, service charges, advertising, telephone and postage and supplies are likely to increase in 2009 as a result of our opening of a new full-service facility in early 2009. In addition, we expect significantly higher FDIC premiums in 2009 as the FDIC approved an increase in regular premium rates for the second quarter of 2009 and also adopted an interim rule imposing a 20 basis point emergency special assessment. The assessment is to be collected on September 30, 2009. The interim rule would also permit the FDIC to impose an emergency special assessment, of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance.

Income Taxes. Income tax expense increased $111,000 to $127,000 for the year ended December 31, 2008 from $16,000 for the year ended December 31, 2007. During 2008, we did not record an income tax benefit for the losses incurred for the AMF Ultra Short Mortgage Fund and for the impairment loss on the AMF Large Cap Equity Fund. For tax purposes, these losses are considered capital, and given the Company’s lack of income characterized as capital, we concluded it is unlikely we will be able to utilize the benefit.

Net income from discontinued operations. In December 2008, we committed to a plan to sell our insurance segment. We made the decision to sell this segment upon determining that, despite restructuring, we were unable to earn an acceptable return on our investment. We are actively negotiating terms with a buyer and expect to complete the sale of this business by the end of the first quarter of 2009. Net income from discontinued operations was $78,000 for the year ended December 31, 2008 and $73,000 for the year ended December 31, 2007.

Analysis of Net Interest Income

Net interest income represents the difference between the income we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following tables set forth average balance sheets, average yields and costs, and certain other information at the date and for the periods indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income. Interest on tax-exempt loans and securities has not been tax effected.

			Years Ended December 31,
	At December 31, 2008		2008			2007
	Outstanding Balance	Yield/ Rate	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$138,002	6.33%	$116,907	$7,227	6.18%	$95,140	$5,901	6.20%
Mortgage-backed securities	12,033	5.21	13,274	708	5.33	9,920	534	5.38
Trading securities	2,473	5.37	4,014	180	4.48	14,810	681	4.60
Other interest-earning assets	7,512	1.79	9,031	259	2.87	15,285	756	4.95

Total interest-earning assets	160,020	6.02	143,226	8,374	5.85	135,155	7,872	5.82

Noninterest-earning assets	17,020		15,272			12,886

Total assets	$177,040		$158,498			$148,041

Liabilities and equity:
Interest bearing liabilities:
Interest-bearing demand deposits and escrow	$10,392	0.33%	$10,944	127	1.16%	$7,328	23	0.31%
Money market accounts	6,642	1.95	5,512	111	2.01	5,197	93	1.79
Savings accounts	44,324	1.57	44,955	788	1.75	45,459	998	2.20
Certificates of deposit	57,130	3.48	53,169	2,207	4.15	48,394	2,216	4.58

Total interest-bearing deposits	118,488	2.40	114,580	3,233	2.82	106,378	3,330	3.13
Borrowings	29,016	2.87	13,092	468	3.57	13,061	537	4.11

Total interest-bearing liabilities	147,504	2.49	127,672	3,701	2.90	119,439	3,867	3.24

Other noninterest-bearing liabilities	12,693		12,336			10,166

Total liabilities	160,197		140,008			129,605
Shareholders’ equity	16,843		18,490			18,436

Total liabilities and equity	$177,040		$158,498			$148,041

Net interest income				$4,673			$4,005

Interest rate spread		3.53%			2.95%			2.58%
Net interest-earning assets	$12,516		$15,554			$15,716

Net interest margin		2.92%			3.26%			2.96%
Average interest-earning assets to average interest-bearing liabilities			112.18%			113.16%

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

	Years Ended December 31, 2008 vs. 2007
	Increase (Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest-earning assets:
Loans receivable	$(19)	$1,345	$1,326
Mortgage-backed securities	(5)	179	174
Trading securities	(17)	(484)	(968)
Other interest-earning assets	(252)	(245)	(497)

Total interest-earning assets	(293)	795	502

Interest-bearing liabilities:
Interest-bearing demand deposits and escrow	88	16	104
Money market accounts	12	6	18
Savings accounts	(199)	(11)	(210)
Certificates of deposit	(218)	209	(9)

Total interest-bearing deposits	(317)	220	(97)
Borrowings	(70)	1	(69)

Total interest-bearing liabilities	(387)	221	(166)

Change in net interest income	$94	$574	$668

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

•	Sell a portion of our newly originated fixed-rate residential mortgage loans;

•	Place a greater emphasis on building sources of non-interest income by expanding offerings of fee generating financial products and services;

•	Reduce the interest rate sensitivity of interest-bearing liabilities through utilization of fixed-rate borrowings with terms of more than one year.

Depending on market conditions, we often place more emphasis on enhancing net interest margin rather than matching the interest rate sensitivity of our assets and liabilities. In particular, we believe that the increased net interest income resulting from a mismatch in the maturity of our asset and liabilities portfolios can, during periods of stable or declining interest rates, provide high enough returns to justify increased exposure to sudden and unexpected increasing in interest rates. For instance, during 2008, we retained most of our long-term fixed rate loan originations. As a result of this philosophy, our results of operations and the economic value of our equity will remain vulnerable to increases in interest rates and to declines in the difference between long- and short-term interest rates.

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

The table sets forth, as of December 31, 2008, the estimated changes in our NPV that would result from the designated instantaneous changes in the United States Treasury yield curve.

	Net Portfolio Value (“NPV”)
		Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets
Change in Interest Rates (Basis Points)	Estimated NPV	Amount of Change	Percentage Change	NPV Ratio	Change in Basis Points
	(Dollars in thousands)
+300	$15,195	$(3,565)	(19)%	8.64%	(160)
+200	17,368	(1,391)	(7)	9.69	(55)
+100	18,682	(77)	0	10.28	4
+50	18,807	47	0	10.30	6
0	18,759	—	—	10.24	—
-50	18,349	(411)	(2)	10.00	(24)
-100	17,713	(1,047)	(6)	9.66	(58)

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in NPV requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Also, such analysis does not measure the impact of interest rate movements on the credit worthiness of our assets or on our net interest income.

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, short and long term borrowings, loan repayments, loan sales and maturities of investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and federal funds sold.

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2008, cash and cash equivalents totaled $4.0 million, including interest-earning deposits of $165,000. Trading securities and securities classified as available-for-sale, which provide additional sources of liquidity, totaled $2.5 million and $2.2 million, respectively, at December 31, 2008. In addition, at December 31, 2008, we had the ability to borrow up to approximately $57.2 million from the Federal Home Loan Bank of New York. On that date, we had $28.9 million outstanding. At December 31, 2008, we also had a repurchase facility with a major commercial bank under which we can borrow up to $10 million with our mortgage-backed securities portfolio serving as collateral. On that date, we did not have any advances outstanding under the repurchase agreement.

At December 31, 2008, we had $4.5 million in loan commitments outstanding. In addition to commitments to originate loans, we had $5.2 million in unused lines of credit. Certificates of deposit due within one year of December 31, 2008 totaled $39.5 million, or 30.6% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. Based on the foregoing, in addition to our level of core deposits and capital, we consider our liquidity and capital resources sufficient to meet our outstanding short-term and long-term needs.

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

The following table presents our primary investing and financing activities during the periods indicated.

	Years Ended December 31,
	2008	2007
	(In thousands)
Cash flows from investing activities:
Loan originations, net of amortization and repayments	$(33,811)	$(17,097)
Principal repayments and maturities from securities	2,720	2,163
Purchases of interest-bearing term deposits and securities	(6,388)	(13,128)
Proceeds from the maturity of interest-bearing term deposits	1,899	4,000

Cash flows from financing activities:
Increase in deposits	14,532	1,479
Net increase (decrease) in borrowings	19,089	(9,079)

We are not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect on our liquidity, capital or operations, nor are we aware of any current recommendations by regulatory authorities, which if implemented, would have a material effect on liquidity, capital or operations.

Capital Management. Seneca Falls Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2008, the Bank exceeded all of its regulatory capital requirements and is considered “well-capitalized” under regulatory guidelines. See “Supervision and Regulation – Federal Banking Regulation – Capital Requirements,” “Regulatory Capital Compliance” and note 15 of the notes to the consolidated financial statements.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and unused lines of credit. For information about our loan commitments and unused lines of credit, see note 19 of the notes to the consolidated financial statements. We have a “best efforts” commitment to sell an additional $5.1 million in qualifying residential mortgages to the Federal Home Loan Bank of Chicago by October 18, 2009. It is not likely that we will be able to fulfill the best efforts commitment by the deadline. There are no penalties incurred by Seneca Falls Savings Bank if the best efforts commitment is not met. It is likely that Seneca Falls Savings Bank will extend the best efforts commitment an additional year.

Impact of Recent Accounting Pronouncements. See the Notes to the Consolidated Financial Statements, Footnote 2(s) for a review of recent accounting pronouncements.

Impact of Inflation and Changing Prices. Our financial statements and the related data presented in this annual report on Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States of America, which requires the measurement of financial position and operating results primarily in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

ITEM 7.	Financial Statements

The following consolidated financial statements and independent auditor’s report of Seneca-Cayuga Bancorp, Inc. are contained on pages 59 through 92 of this item:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Financial Condition – December 31, 2008 and 2007

•	Consolidated Statements of Income – Years Ended December 31, 2008 and 2007

•	Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2008 and 2007

•	Consolidated Statements of Cash Flows – Years Ended December 31, 2008 and 2007

•	Notes to Consolidated Financial Statements – December 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Seneca-Cayuga Bancorp, Inc.

Seneca Falls, New York

We have audited the accompanying consolidated statements of financial condition of Seneca-Cayuga Bancorp, Inc. and its subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and cash flows for the years then ended. Seneca-Cayuga Bancorp, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seneca-Cayuga Bancorp, Inc. and its subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 14 to the consolidated financial statements, the Company changed its method of accounting for its defined benefit pension plan in 2008.

/s/ Beard Miller Company LLP

Beard Miller Company LLP

Syracuse, New York

March 16, 2009

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Financial Condition

	December 31,
	2008	2007
	(Dollars in thousands except share data)
Assets
Cash and due from banks	$3,854	$3,677
Interest-bearing deposits in banks	165	3,744

Cash and cash equivalents	4,019	7,421
Interest-bearing term deposits	2,489	—
Trading securities	2,473	5,457
Securities available-for-sale	2,193	2,773
Securities held-to-maturity (fair value 2008 - $13,000 and 2007 - $13,713)	12,939	13,500
Loans receivable, net of allowance for loan losses (2008 - $558 and 2007 - $458)	138,002	104,487
Federal Home Loan Bank of New York stock, at cost	1,759	989
Premises and equipment, net	6,254	4,584
Bank-owned life insurance	3,574	2,900
Pension plan asset	86	651
Foreclosed assets	155	142
Intangible assets, net and goodwill	362	389
Accrued interest receivable	684	555
Other assets	2,051	1,312

Total assets	$177,040	$145,160

Liabilities and Shareholders’ Equity

Liabilities

Non-interest bearing deposits	$11,308	$9,079
Interest-bearing deposits	117,628	105,325

Total deposits	128,936	114,404
Short-term borrowings	10,700	—
Long-term debt	18,316	9,927
Advances from borrowers for taxes and insurance	860	707
Official checks	644	760
Other liabilities	741	797

Total liabilities	160,197	126,595

Commitments and contingencies	—	—

Shareholders’ Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized none issued and outstanding	—	—
Common stock, $0.01 par value, 9,000,000 shares authorized, shares issued - 2,380,500 and shares outstanding - 2008 - 2,371,300 and 2007 - 2,380,500	24	24
Additional paid-in-capital	9,913	9,934
Retained earnings	9,409	9,916
Treasury stock, at cost, 2008 - 9,200 shares and 2007 - none	(63)	—
Accumulated other comprehensive loss	(1,664)	(469)
Unearned ESOP shares, at cost	(776)	(840)

Total shareholders’ equity	16,843	18,565

Total liabilities and shareholders’ equity	$177,040	$145,160

See accompanying notes to consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Income

	Years Ended December 31,
	2008	2007
	(in thousands, except per share data)
Interest and dividend income:
Loans, including fees	$7,227	$5,901
Debt securities:
Mortgage-backed	708	534
Tax-exempt	26	6
Trading securities	180	681
Interest-bearing term deposits	83	25
Interest-bearing deposits	86	613
Other	64	112

Total interest and dividend income	8,374	7,872

Interest expense:
Deposits	3,233	3,330
Short-term borrowings	80	11
Long-term debt	388	526

Total interest expense	3,701	3,867

Net interest income	4,673	4,005
Provision for loan losses	130	96

Net interest income after provision for loan losses	4,543	3,909

Non-interest income:
Banking fees and service charges	1,148	1,063
Mortgage banking income, net	103	114
Capital gain distribution on securities available-for-sale	22	159
Net loss on trading securities	(369)	(77)
Other-than-temporary security impairment	(517)	—
Other	115	115

Total non-interest income	502	1,374

Non-interest expense:
Compensation and benefits	2,563	2,568
Occupancy and equipment expenses	955	913
Service charges	544	419
Professional fees	402	303
Advertising	339	337
Directors fees	156	139
Supplies	81	69
Telephone and postage	199	174
Other	245	248

Total non-interest expense	5,484	5,170

(Loss) income from continuing operations before income taxes	(439)	113
Income tax expense	127	16

Net (loss) income from continuing operations	(566)	97

Discontinued operations:
Income from operations of discontinued insurance agency	135	135
Income tax expense	57	62

Net income from discontinued operations	78	73

Net (loss) income	$(488)	$170

Net (loss) income from continuing operations per common share – basic	$(0.25)	$0.04

Net (loss) income per common share – basic	$(0.21)	$0.07

Weighted average number of common shares outstanding – basic	2,298	2,293

See accompanying notes to consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Shareholders’ Equity

	Years Ended December 31, 2008 and 2007
	(In thousands, except share data)
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Total Shareholders’ Equity
Balance, January 1, 2007	$24	$9,942	$10,604	$—	$(944)	$(902)	$18,724
Cumulative effect of a change in accounting principle upon the adoption of SFAS 159 (net of $545 tax benefit and reversal of unrecognized tax benefit of $292)	—	—	(858)	—	464	—	(394)

Comprehensive income:

Net income	—	—	170	—	—	—	170
Unrealized holding losses on securities available for sale (net of $55 tax benefit)	—	—	—	—	(80)	—	(80)
Pension plan gains and losses and past service liability not recognized in pension expense (net of $61 tax expense)	—	—	—	—	91	—	91

Total comprehensive income							181

ESOP shares committed to be released (6,221 shares)	—	(8)	—	—	—	62	54

Balance, December 31, 2007	24	9,934	9,916	—	(469)	(840)	18,565
Cumulative effect of a change in accounting principle upon the change in pension plan measurement date under SFAS 158 (net of $3 tax expense)	—	—	(19)	—	4	—	(15)

Comprehensive loss:

Net loss	—	—	(488)	—	—	—	(488)
Pension plan gains and losses and past service liability not recognized in pension expense (net of $799 tax benefit)	—	—	—	—	(1,252)	—	(1,252)
Unrealized holding gains on securities available for sale (net of $34 tax expense)	—	—	—	—	53	—	53

Total comprehensive loss							(1,687)

Treasury stock purchase (9,200 shares)	—	—	—	(63)	—	—	(63)
ESOP shares committed to be released (6,221 shares)	—	(21)	—	—	—	64	43

Balance, December 31, 2008	$24	$9,913	$9,409	$(63)	$(1,664)	$(776)	$16,843

See accompanying notes to consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(488)	$170
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net accretion of discounts and premiums	(8)	(6)
Change in trading securities	2,984	34,849
Other-than-temporary security impairment	517	—
Loans originated for sale	—	(117)
Proceeds from sale of loans	—	182
Provision for loan losses	130	96
Depreciation and amortization	401	364
Deferred tax expense	166	63
Net loss on sale of foreclosed assets	1	1
Non-cash ESOP expense	43	54
Income from bank-owned life insurance	(74)	(91)
(Increase) decrease in pension plan asset	(1,498)	1
Amortization of intangible assets	27	21
(Increase) decrease in accrued interest receivable	(129)	218
(Increase) decrease in other assets	(144)	41
(Decrease) increase in official checks and other liabilities	(172)	49

Net cash provided by operating activities	1,756	35,895

Cash flows from investing activities:
Purchase of interest-bearing term deposits	(4,388)	—
Maturity of interest-bearing term deposits	1,899	4,000
Principal repayments on mortgage-backed securities held-to-maturity	2,553	2,082
Maturities and calls of securities held-to-maturity	15	57
Principal repayments on mortgage-backed securities available-for-sale	152	24
Purchases of securities held-to-maturity	(2,000)	(11,815)
Purchases of securities available-for-sale	—	(1,313)
Purchases of loans	(6,635)	—
Net loans originations and repayments	(27,176)	(17,097)
Purchases of Federal Home Loan Bank stock	(2,078)	(1,000)
Proceeds from sale of Federal Home Loan Bank stock	1,308	1,428
Purchase of bank-owned life insurance	(600)	—
Purchases of premises and equipment	(2,085)	(570)
Proceeds from sale of foreclosed assets	166	139

Net cash used by investing activities	(38,869)	(24,065)

Cash flows from financing activities:
Increase in deposits	14,532	1,479
Net increase (decrease) in short-term borrowings	10,700	(575)
Proceeds from long-term debt	13,100	—
Repayment of long-term debt	(4,711)	(8,504)
Increase in advance payments by borrowers for taxes and insurance	153	104
Treasury stock purchased	(63)	—

Net cash provided (used) by financing activities	33,711	(7,496)

Net change in cash and cash equivalents	(3,402)	4,334
Cash and cash equivalents at beginning of year	7,421	3,087

Cash and cash equivalents at end of year	$4,019	$7,421

Supplementary information:
Interest paid	$3,668	$3,887
Net loans transferred to foreclosed real estate	205	136
Income taxes paid	3	4

See accompanying notes to consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

1.	Organization and Nature of Operations

Seneca-Cayuga Bancorp, Inc. (the “Holding Company”) is a federally-chartered stock holding company and a subsidiary of The Seneca Falls Savings Bank, MHC (the “Mutual Holding Company”), a federally-chartered mutual holding company. The Mutual Holding Company owns 1,309,275 shares, or 55%, of the Holding Company’s issued stock, and the remaining Holding Company stock is held by the public or has been repurchased by the Holding Company. The Mutual Holding Company activity is not included in the accompanying consolidated financial statements.

Seneca Falls Savings Bank (the “Bank”) is a wholly owned subsidiary of the Holding Company. The same directors and officers, who manage the Bank, also manage the Holding Company and the Mutual Holding Company.

The Bank maintains its executive offices and main branch in Seneca Falls, New York, with branches in Waterloo, Geneva, and Auburn, New York. The Bank is a community-oriented savings institution whose business primarily consists of accepting deposits from customers within its market area and investing those funds principally in mortgage loans secured by one- to four-family residences, multi-family and commercial properties, consumer loans and mortgage-backed securities.

In addition, Seneca-Cayuga Personal Services, LLC (the “Agency”), doing business as Royce & Rosenkrans, Inc., offers insurance and fixed annuity products through licensed employees in the same market area. The Agency is the Bank’s wholly-owned subsidiary. See Note 18 “Discontinued Operations.”

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

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

d.	Trading Securities

The Company engages in trading activities for its own account. Securities that are held principally for resale in the near term are recorded in the trading securities account at fair value with changes in fair value recorded in earnings. Interest and dividends are included in interest income.

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

Premiums and discounts on debt securities are amortized and accreted to interest income using a method that approximates the level-yield method over the term of the security, adjusted for the effect of actual prepayments in the case of mortgage-backed securities. Gains and losses on the sales of securities are recognized in income when sold, using the specific identification method, on a trade date basis. Unrealized losses are charged to earnings as an impairment loss when the decline in fair value of a security is judged to be other than temporary. Management evaluates securities for other-than-temporary impairment on a quarterly basis, and considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer to the earlier of recovery of its fair value or maturity.

f.	Federal Home Loan Bank of New York Stock

Federal Home Loan Bank Stock, which represents required investments in the common stock and preferred stock of a correspondent bank is carried at cost and as of December 31, 2008 and 2007 consists of the common stock and preferred stock of the FHLB of New York.

Management evaluates the restricted stock for impairment in accordance with Statement of Position (SOP) 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to performance of the FHLB, and (3) the impact of legislative and regulatory changes on financial institutions and, which are the customer base of the FHLB.

Management believes no impairment charge is necessary related to the FHLB Stock as of December 31, 2008.

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

December 31, 2008 and 2007

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

Gains and losses on sales of whole loans and loan participation interests are recognized when the sales proceeds are received, and are measured in accordance with SFAS No. 140 (including consideration of assets obtained and liabilities incurred in the transfer, if any, such as servicing rights and recourse obligations). All but a minor portion of the Bank’s loan sales have been made on a recourse basis. Recourse obligations, if any, are determined based on an estimate of probable credit losses over the term of the loan. Servicing assets and recourse liabilities on loan sales through December 31, 2008 are not material to the Company’s financial position and results of operations. Loan servicing income is reported in non-interest income.

h.	Loans

The loan portfolio consists of mortgage, commercial and consumer loans to the Bank’s customers, principally in the Finger Lakes region of New York State. The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general conditions in this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for the allowance for loan losses and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination costs, net of origination fees, are deferred and recognized as an adjustment of the related loan yield using a method that approximates the level yield method. When loans are prepaid prior to contractual maturity, any remaining deferred amounts are recognized in interest income.

Interest is accrued monthly on the outstanding balance of mortgages and other loans unless management considers collection to be doubtful. The accrual of interest is discontinued when contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans generally is applied against principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

i.	Allowance for Loan Losses

An allowance for loan losses is provided through charges to income in an amount that management believes necessary for known and inherent losses in the loan portfolio that are both probable and estimable, based on evaluations of the collectability of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrowers’ ability to pay. Determining the amount of the allowance for loan losses requires the use of estimates and assumptions, which is permitted under accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates. While management uses available information to estimate losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the State of New York. In

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. SFAS No. 114, as amended by SFAS No. 118 addresses the accounting by creditors for impairment of certain loans. It is generally applicable for all loans except large groups of smaller balance homogeneous loans that are evaluated collectively for impairment, including residential mortgage loans and consumer installment loans. It also applies to all loans that are restructured in a troubled debt restructuring involving a modification of terms. SFAS No. 114 requires that the impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans are reviewed for impairment on a monthly basis.

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

General Valuation Allowance on the Remainder of the Loan Portfolio. A general allowance is established for loans that are not on the classified list, delinquent or identified as special mention to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on the historical loss experience and delinquency trends. The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in a particular segment of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are re-evaluated as deemed appropriate but no less than annually to ensure their relevance in the current environment.

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

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

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

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

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

q.	Comprehensive (loss) income

Comprehensive (loss) income, for the years ended December 31, 2008 and 2007, consists of net (loss) income, the change in net unrealized gains and losses in the fair value of securities available-for-sale, net of taxes and the current year gains and losses and past service liability of the Company’s defined benefit pension plan that have not been recognized in pension expense, net of taxes.

r.	Net Earnings (Loss) Per Common Share

Basic earnings per common share is calculated by dividing net income or loss by the weighted-average number of common shares outstanding during the period. The Company has not granted any restricted stock awards or stock options and had no potentially dilutive common stock equivalents. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating basic earnings (loss) per common share until they are committed to be released.

s.	Recent accounting pronouncements

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

FASB statement No. 160, Noncontrolling Interest in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”) was issued in December 2007. This Statement established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the Company January 1, 2009. The Company does not expect the adoption of SFAS 160 to have a material effect on its consolidated financial position or results of operations.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. In May 2007, the FASB issued FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FIN 48-1”), which provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The Company adopted FIN 48 and FIN 48-1 on January 1, 2008, which did not have a material effect on the Company’s consolidated financial position or results of operations.

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

Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (“SAB 109”), expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff’s views consistent with current authoritative accounting guidance, SAB 109 revises and rescinds portions of SAB No. 105, Application of Accounting Principles to Loan Commitments. Specifically, SAB 109 revises the SEC staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB 109 retains the staff’s views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The application of SAB 109 did not have any impact on the Company’s financial statements.

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

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements in accordance with International Financial Reports Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

In November 2008, the FASB ratified Emerging Issues Task Force Issue no. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent is competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. This new pronouncement will impact the Company’s accounting for any defensive intangible asses acquired in a business combination completed beginning January 1, 2009.

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP amends FASB Statement 132(R), Employers’ Disclosures about Pension and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment of Guidance of EITF Issue No. 99-20. This FSP amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirement in SFAS No. 115, Accounting for Certain investment in Debt and Equity Securities, and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and is applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The application of FSP EITF 99-20-1 did not have any impact on the Company’s financial statements.

3.	Balances at Other Banks

The Bank is required to maintain cash balances on hand or with the Federal Reserve Bank. At December 31, 2008 and 2007, these reserve balances amounted to $993,000 and $418,000.

4.	Trading Securities

Trading securities, at fair value, consist of the following at December 31:

	2008	2007
	(in thousands)
U.S. government and agency securities	$1,757	$2,366
Mortgage-backed securities	13	1,325
Equity securities	703	1,766

Total trading securities	$2,473	$5,457

We opted to adopt the provisions of FASB Statement No. 157 (“SFAS 157”) and FASB Statement No. 159 (“SFAS 159”) as of January 1, 2007. The primary effect of SFAS 157 on the Company was to expand the required disclosures pertaining to the methods used to determine the fair values. Under SFAS 159, available-for-sale and held-to-maturity securities held at the date

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

of adoption were eligible for the fair value option on that date. By adopting the new standards early, we were able to modify our balance sheet management strategies in the context of a broader use of fair value accounting. The factors influencing our decision to adopt the new standards early included:

•	the inversion of the Treasury yield curve had compressed interest rate spreads on earning assets;

•	competition for low-cost deposits had increased significantly in our market place which has caused an increased dependence upon higher cost time deposits;

•	during 2006, in response to our current and projected economy, we reduced our balance sheet leverage and began to implement strategies for improving net income;

•	accounting for certain financial assets, primarily securities, at fair value enables us to more closely align their financial performance with the economic value of those assets; and

•

2007 balance sheet management strategies shifted to altering the construct and usage of investment securities, increase our consumer loan portfolio, more closely align anticipated cash flows from borrowings with selected securities, and increase use of short-term securities.

Under the new standards, the use of fair value is specifically prohibited for our deposits. As our deposits represent a very significant portion of our liabilities, we determined that to use fair value for most of our assets was not appropriate, as we would be measuring assets and liabilities differently and the overall presentation would not fairly present our financial position. As our investment portfolio is utilized to address interest rate management objectives, we elected fair value for most of our securities portfolio. Upon adoption of the new standards, the remaining securities for which the use of fair value reporting was not elected included our investment in a large cap equity fund carried in our available-for-sale portfolio, several mortgage-backed securities held-to-maturity and our municipal bonds held-to-maturity. The large cap equity fund is held by the Holding Company and is maintained to provide sufficient income to cover the Holding Company’s expenses rather than to address specific interest rate management objectives. The mortgage-backed securities held-to-maturity either had very small balances, were pledged as collateral against a specific borrowing, or had projected cash flows that were closely aligned with anticipated cash flows from borrowings. The municipal bonds were pledged as collateral against a specific borrowing.

Our objective was to more actively trade securities and remove longer term and lower yielding securities and replace them with new securities of different types with shorter terms. However, the market has not provided opportunity to add securities to our portfolio that are consistent with our income and asset/liability management objectives. As new securities are purchased, they will be included in our trading portfolio to the extent they are not aligned with anticipated cash flows from borrowings. We have also used a substantial portion of the trading portfolio to fund loan originations or to purchase loans since the beginning of 2007.

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

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

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

5.	Securities

Investments in securities available-for-sale and held-to-maturity at December 31, 2008 and 2007 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2008:
Securities available-for-sale:
Mortgage-backed securities	$1,138	$33	$—	$1,171
Equity securities	1,022	—	—	1,022

Total securities available-for-sale	$2,160	$33	$—	$2,193

Securities held-to-maturity:
State and political subdivisions	$2,077	$4	$—	$2,081
Mortgage-backed securities	10,862	263	(206)	10,919

Total securities held-to-maturity	$12,939	$267	$(206)	$13,000

December 31, 2007:
Securities available-for-sale:
Mortgage-backed securities	$1,289	$3	$—	$1,292
Equity securities	1,539	—	(58)	1,481

Total securities available-for-sale	$2,828	$3	$(58)	$2,773

Securities held-to-maturity:
State and political subdivisions	$92	$4	$—	$96
Mortgage-backed securities	13,408	210	(1)	13,617

Total securities held-to-maturity	$13,500	$214	$(1)	$13,713

All of the Company’s mortgage-backed securities were acquired by purchase (with no securities resulting from retained interests in loans sold or securitized by the Bank). Mortgage-backed securities issued by government-sponsored enterprises at December 31, 2008 consist of (i) Freddie Mac securities with an amortized cost of $5,693,000 and an estimated fair value of $5,812,000, (ii) Fannie Mae securities with an amortized cost of $5,132,000 and an estimated fair value of $5,303,000, (iii) Ginnie Mae securities with an amortized cost of $39,000 and an estimated fair value of $44,000 and (iv) privately issued securities with an amortized cost of $1,136,000 and an estimated fair value of $931,000. Mortgage backed securities are the only securities of individual issuers held by the Company with an aggregate book value which exceeds 10% of the Company’s equity at December 31, 2008.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008 and 2007, are as follows:

	12 Months or Less		More Than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(in thousands)
December 31, 2008:
Securities held-to-maturity:
Mortgage-backed securities	$969	$(206)	$—	$—	$969	$(206)

Total securities held-to-maturity	$969	$(206)	$—	$—	$969	$(206)

December 31, 2007:
Securities available-for-sale:
Equity securities	$1,481	$(58)	$—	$—	$1,481	$(58)

Total securities available-for-sale	$1,481	$(58)	$—	$—	$1,481	$(58)

Securities held-to-maturity:
Mortgage-backed securities	$—	$—	$487	$(1)	$487	$(1)

Total securities held-to-maturity	$—	$—	$487	$(1)	$487	$(1)

At December 31, 2008, there were two securities in a continuous unrealized loss position for 12 months or less. One of the securities accounts for $204,000 of the unrealized losses and is a privately issued mortgage-backed security. The underlying mortgages are generally performing according to their respective terms with minimal delinquency. Accordingly, it is not expected to be settled at a price less than the par value of the security because the decline in fair value is not credit quality; and because the Company has the intent and ability to hold this investment until recovery, which may be at maturity. The remaining unrealized losses are on a security with a balance less than $40,000. The Company does not consider these investments to be other than temporarily impaired at December 31, 2008.

During 2008, the Company evaluated its held-to-maturity and available-for-sale portfolios for other-than-temporary impairment on a quarterly basis. In completing its analysis, management considered (1) the length of time and extent to which the fair value had been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer to the earlier of recovery of its fair value or maturity.

Based on facts and circumstances the Company determined that an investment in a large cap mutual fund, with a carrying value of $1,539,000 at December 31, 2007, was other-than-temporarily impaired, and accordingly recorded a cumulative impairment loss of $517,000 during the year. The Company was not certain when the fair value would equal its carrying value, and accordingly, concluded the charge against earnings was required.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

The following is a summary of the amortized cost and estimated fair values of debt securities at December 31, 2008, by remaining term to contractual maturity other than mortgage-backed securities. Actual maturities may differ from these amounts because certain issuers have the right to call or redeem their obligations prior to contractual maturity. The contractual maturities of mortgage-backed securities generally exceed 20 years; however, the effective average life is expected to be substantially shorter due to anticipated repayments and prepayments.

	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year	$—	$—	$2,000	$2,000
Due over one year through five years	—	—	70	74
Due over five through ten years	—	—	7	7

	—	—	2,077	2,081
Mortgage-backed securities	1,138	1,171	10,862	10,919

Total	$1,138	$1,171	$12,939	$13,000

There were no sales of available for sale securities in 2008 and 2007.

6.	Loans Receivable, net

Loans receivable, net are summarized as follows:

	December 31,
	2008	2007
	(in thousands)
Real estate mortgages:
One- to four-family	$97,362	$77,906
Multi-family	563	594
Nonresidential	9,075	3,707

Total real estate mortgages	107,000	82,207
Construction	3,352	2,359
Commercial	3,020	1,795
Home equity lines and loans	4,535	4,244
Manufactured home loans	9,945	6,326
Automobile loans	7,382	5,453
Other consumer loans	1,251	1,389

Total loans receivable	136,485	103,773
Deferred loan origination costs, net	2,075	1,172
Allowance for loan losses	(558)	(458)

Total loans receivable, net	$138,002	$104,487

At December 31, 2008 and 2007, loans receivable in non-accrual status were $216,000 and $304,000. Interest which would have been recorded on these loans had they been accruing was $18,000 and $25,000 in the years ended December 31, 2008 and 2007. The Company was not committed to fund additional amounts on these loans at December 31, 2008 and 2007. The Company had no loans considered impaired and no loans 90 days or more delinquent and still accruing interest at December 31, 2008 and 2007.

At December 31, 2008 and 2007, one- to four-family mortgage loans serviced for others amounted to approximately $28.4 and $31.2 million, respectively and are not included in the accompanying consolidated statements of financial condition, of which $26.5 and $30.1 million at December 31, 2008 and 2007 have recourse provisions. No mortgage servicing rights assets or liabilities were recorded as future servicing revenues approximate future servicing costs.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

Activity in the allowance for loan losses is summarized below:

	Years Ended December 31,
	2008	2007
	(in thousands)
Allowance at beginning of year	$458	$391
Provision for loan losses	130	96
Charge-offs	(65)	(39)
Recoveries	35	10

Allowance at end of year	$558	$458

7.	Federal Home Loan Bank of New York Stock

The Bank is required to maintain an investment in the stock of the Federal Home Loan Bank of New York (“FHLB”) in an amount equal to at least 1% of the unpaid principal balances of the Bank’s residential mortgage loans or  1/20 of its outstanding advances from the FHLB, whichever is greater. Purchases and sales of stock are made directly with the FHLB at par value.

8.	Premises and Equipment

A summary of the cost and accumulated depreciation and amortization of premises and equipment follows:

	At December 31,
	2008	2007
	(in thousands)
Premises:
Land	$2,178	$1,984
Buildings and improvements	4,715	3,934
Equipment	2,292	1,200

	9,185	7,118
Less accumulated depreciation and amortization	2,930	2,534

	$6,254	$4,584

At December 31, 2008, the Bank was obligated under non-cancelable operating leases on property and equipment used for banking purposes. One lease contains an escalation clause which provides for increased rental expense based upon the consumer price index. Lease expense was $60,000 and $59,000 for the years ended December 31, 2008 and 2007. Future minimum lease commitments under the non-cancelable operating leases are as follows (in thousands):

Years Ending December 31,
2009	$62
2010	62
2011	30
2012	1

$155

The leases contain options to extend for additional periods, which are not included in the table above.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

9.	Intangible Assets and Goodwill

Intangible assets and goodwill, assigned to the insurance agency segment, are summarized as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Value
	(in thousands)
December 31, 2008:
Amortized intangible assets:
Customer lists	$461	$(449)	$12
Non-compete agreements	65	(42)	23
Goodwill	327	—	327

	$853	$(491)	$362

December 31, 2007:
Amortized intangible assets:
Customer lists	$461	$(427)	$34
Non-compete agreements	65	(37)	28
Goodwill	327	—	327

	$853	$(464)	$389

Goodwill is being amortized for federal and state income tax purposes.

The estimated amortization expense in subsequent years is as follows (in thousands):

Years Ending December 31,
2009	$16
2010	4
2011	4
2012	4
2013	4
Thereafter	3

$35

The intangible assets are expected to be included in our sale of the insurance segment as discussed in Note 18.

There were no impairment losses on intangible assets or goodwill for the years ended December 31, 2008 and 2007.

10.	Deposits

Deposits, by deposit type, are summarized as follows:

	December 31,
	2008	2007
	(in thousands)
Checking accounts, non-interest bearing	$11,308	$9,079
Checking accounts, interest-bearing	9,532	7,181
Money market accounts	6,642	5,281
Savings accounts	44,324	44,021
Certificates of deposit	57,130	48,842

	$128,936	$114,404

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

Scheduled maturities of certificates of deposit at December 31, 2008 are summarized as follows (in thousands):

Years Ending December 31,
2009	$39,496
2010	10,592
2011	1,841
2012	2,713
2013	2,305
thereafter	183

$57,130

Interest expense on deposits, classified by type, follows:

	Years Ended December 31,
	2008	2007
	(in thousands)
Savings	$788	$998
Checking	127	23
Money market	111	93
Time deposits	2,207	2,216

	$3,233	$3,330

The aggregate amount of deposits with balances equal to or greater than $100,000 was $37,644,000 and $27,634,000 at December 31, 2008 and 2007. Deposits at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2009. On January 1, 2010, FDIC deposit insurance for all deposit accounts—except for certain retirement accounts—will return to at least $100,000 per depositor.

11.	Short-term Borrowings

The Bank maintains a $15.1 million overnight line of credit and a $15.1 million one-month repricing line of credit with the Federal Home Loan Bank of New York (“FHLB”). In addition, the Bank may borrow an additional $28.2 million in term borrowings from the FHLB with terms of one month to ten years. The Bank’s aggregate unused FHLB borrowing capacity was approximately $57.2 million at December 31, 2008.

Outstanding FHLB advances with original maturities of twelve months or less were $10.7 million at December 31, 2008, and there were no outstanding advances at December 31, 2007. The FHLB advances at December 31, 2008 consisted of $1.2 million against the overnight line of credit with an interest rate of 0.45% and $9.5 million in short term borrowings with maturities of one to three months and interest rates of 0.60% to 2.71%.

The Bank also has a repurchase agreement with a correspondent bank providing an additional $10 million in liquidity. Funds obtained under the repurchase agreement are secured by the Bank’s mortgage-backed securities. There were no advances outstanding under the repurchase agreement at December 31, 2008 and 2007.

FHLB borrowings are secured by the Bank’s investment in FHLB stock and by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (principally securities and residential mortgage loans) not otherwise pledged, with a fair value (as defined) at least equal to 120% of outstanding advances, or $34.7 million at December 31, 2008. The Bank satisfied its collateral requirement at December 31, 2008 and 2007.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

12.	Long-term Borrowings

At December 31, 2008 and 2007, long-term outstanding FHLB advances having original maturities exceeding twelve months were $18,239,000 and $9,835,000. Long-term borrowings at December 31, 2008 consisted of fixed-rate term advances with rates ranging from 3.05% to 4.15% (weighted average rate of 3.30% at December 31, 2008) and fixed-rate amortizing advances with rates ranging from 2.76% to 5.50% (weighted average rate of 3.83% at December 31, 2008).

The Bank transferred state and municipal bonds to a unit trust fund (the “Trust”) sponsored by an investment banking firm in return for cash equal to the par value of the bonds plus accrued interest at the date of transfer. The Trust has put options which would require the Bank to repurchase the bonds at specified prices on annual repurchase dates if any debt obligation is deemed to be taxable or in default. The repurchase agreements with respect to each bond terminate at various dates through 2016 with interest rates ranging from 5.40% to 7.40% (weighted average rate of 5.72% at December 31, 2008). This transaction has been recorded as a borrowing. This borrowing amounted to $77,000 and $92,000 at December 31, 2008 and 2007. The Bank secured its obligation to repurchase the bonds by pledging securities with an approximate fair value of $533,000 and $605,000 at December 31, 2008 and 2007, respectively.

The maturities of long-term borrowings are as follows (in thousands):

Years Ending December 31,
2009	$4,831
2010	3,068
2011	4,865
2012	2,188
2013	2,191
Thereafter	1,173

$18,316

13.	Income Taxes

The Company’s provision for income taxes included in the consolidated statements of income is as follows:

	Years Ended December 31,
	2008	2007
	(in thousands)
Current tax expense:
Federal	$—	$—
State	18	15

Total current tax expense	18	15

Deferred tax expense(benefit):
Federal	123	106
State	43	(43)

Total deferred tax expense	166	63

Income tax expense	$184	$78

The current and deferred tax (benefit) expense from continuing operations was ($14,000) and $141,000 for the year ended December 31, 2008, respectively. The current and deferred tax (benefit) expense from continuing operations was ($19,000) and $35,000 for the year ended December 31, 2007, respectively.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

The reconciliation of the Company’s U.S. statutory rate to the Company’s effective tax rate is as follows (dollars in thousands):

	Years Ended December 31,
	2008		2007
	Amount	% of Pretax Income	Amount	% of Pretax Income
Tax (benefit) expense at statutory rate	$(103)	(34)%	$84	34%
Increase in cash value of life insurance	(25)	(8)	(31)	(13)
State tax expense(benefit), net of federal tax	40	13	(18)	(8)
Valuation allowance	292	96	—	—
Other	(20)	(6)	43	18

Income tax expense	$184	61%	$78	31%

The Company files consolidated Federal income and New York State franchise tax returns on a calendar-year basis. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2008	2007
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$216	$177
Net unrealized losses on securities	—	21
Trading securities fair value changes	117	59
Impairment writedown on securities	312	112
Intangible assets and goodwill	150	173
Net operating loss carryforwards	888	501
Depreciation	14	—
Other	37	36

Total deferred tax assets	1,734	1,079
Valuation allowance	(331)	—

Net deferred tax assets	1,403	1,079

Deferred tax liabilities:
Depreciation	—	(22)
Net unrealized gains on securities	(13)	—
Pension	(33)	(213)

Total deferred tax liabilities	(46)	(235)

Net deferred tax asset included in other assets	$1,357	$844

At December 31, 2008, the Company has federal and state net operating loss carryforwards totaling $2.2 million and $2.8 million that expire through 2028.

A valuation allowance of $331,000 was established for the year ended December 31, 2008, as management believes it may not generate sufficient capital gains to offset its capital losses recognized for the cumulative losses from its investment in the AMF Ultra Short Mortgage Fund and for the current year’s impairment recorded for its investment in the AMF Large Cap Equity Fund.

As a thrift institution, the Bank is subject to special provisions in the tax laws regarding its allowable tax bad debt deductions and related tax bad debt reserves. These deductions are determined using methods based on loss experience or a percentage of taxable income. Tax bad debt reserves represent the excess of allowable deductions over actual bad debt losses, and include a

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

defined base-year amount. Deferred tax liabilities are recognized with respect to reserves in excess of the base-year amount, as well as any portion of the base-year amount that is expected to become taxable (or “recaptured”) in the foreseeable future.

The Bank’s base-year tax bad debt reserves totaled $332,000 for Federal tax purposes at December 31, 2008 and 2007 and $2.3 million and $2.0 million for State tax purposes at December 31, 2008 and 2007.

14.	Employee Benefit Plans

401(k) Plan

The Company provides for a savings and retirement plan for employees which qualifies under section 401(k) of the Internal Revenue Code. The plan provides for voluntary contributions by participating employees ranging from one percent to fifteen percent of their compensation, subject to certain limitations. In addition, the Company will make a matching contribution, equal to 25% of the employee’s contribution. Matching contributions vest to the employee ratably over a five-year period. For the years ended December 31, 2008 and 2007, expense attributable to contributions made by the Company amounted to $32,000 and $38,000.

Defined Benefit Plan

The Company provides pension benefits for eligible employees through a defined benefit pension plan (the “Plan”). Substantially all employees participate in the retirement plan on a non-contributing basis, and are fully vested after five years of service. Benefit payments to retired employees are based upon the length of service and percentages of average compensation over the employees’ service period. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. The plan’s funded status as of a December 31 and October 1 measurement date for 2008 and 2007, respectively, activity in the plan and the amounts recognized in the accompanying consolidated financial statements follows.

	Years Ended December 31,
	2008	2007
	(in thousands)
Accumulated benefit obligation	$3,894	$3,352

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$3,633	$3,278
Adjustment for measurement date change	108	—
Service cost	195	198
Interest cost	237	201
Actuarial loss	361	248
Annuity payments	(190)	(115)
Plan amendments	—	(177)

Projected benefit obligation at end of year	4,344	3,633

Change in plan assets:
Fair value of plan assets at beginning of year	4,284	3,777
Actual return on plan assets	(1,239)	511
Employer contributions	1,575	111
Annuity payments	(190)	(115)

Fair value of plan assets at end of year	4,430	4,284

Funded status	$86	$651

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

Amounts recognized in accumulated other comprehensive loss were:

	December 31,
	2008	2007
	(in thousands)
Net losses	$2,902	$878
Prior service credit	(147)	(167)

	2,755	711
Income tax effect	1,071	275

	$1,684	$436

The assumptions used to determine the benefit obligation are as follows:

	December 31,
	2008	2007
Discount rate	6.125%	6.625%
Rate of compensation increase	4.000%	4.000%

Using an actuarial measurement date of December 31 for 2008 and October 1 for 2007, the components of net periodic pension expense follow:

	Years Ended December 31,
	2008	2007
	(in thousands)
Service cost	$195	$198
Interest cost	237	201
Expected return on plan assets	(382)	(339)
Amortization of net loss	42	41
Amortization of prior service (credit) cost	(15)	10

Net periodic pension expense	$77	$111

The following assumptions were used to determine net periodic pension expense:

	Years Ended December 31,
	2008	2007
Amortization period (in years)	10.64	10.68
Discount rate	6.625%	6.250%
Long term rate of return on plan assets	9.000%	9.000%
Salary rate increase	4.000%	4.000%

The Bank expects to contribute $1.5 million to the plan in 2009.

The following table shows the expected benefit payments to be paid to participants for the years indicated (in thousands):

Years Ending December 31,
2009	$206
2010	239
2011	251
2012	277
2013	278
2014-2018	1,498

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic pension expense for the year ending December 31, 2009 are $231,000 of net loss and $16,000 of prior service credit.

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

The Bank’s pension plan weighted-average asset allocations by asset category are as follows:

	At 12/31/2008	At 10/1/2007
Equity securities	58%	70%
Debt securities (bond mutual funds)	42	30

Total	100%	100%

The long-term rate of return on assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the Plan’s target allocation of asset classes. Equity and fixed income securities were assumed to earn real rates of return in the ranges of 5 - 9% and 2 - 6%, respectively. The long-term inflation rate was estimated to be 3%. When these overall return expectations are applied to the Plan’s target allocation, the expected rate of return is determined to be 7% - 11%. The long-term rate of return on assets assumption of 9% is roughly the midpoint of the range of expected return.

On September 29, 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the statement of financial condition. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date - the date at which the benefit obligation and plan assets are measured - is required to be the Company’s fiscal year end. SFAS 158 was effective for an employer with publicly traded equity securities for a fiscal year ending after December 15, 2006, except for the measurement date provisions, which were effective for fiscal years ending after December 15, 2008. The Company initially adopted SFAS 158 on December 31, 2006 and adopted the measurement date provisions at the beginning of 2008. The effect of the change in measurement date was to decrease retained earnings by $19,000 and decrease accumulated other comprehensive loss by $4,000 (net of related deferred tax effect of $3,000).

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

Employee Stock Ownership Plan (“ESOP”)

On July 10, 2006, the ESOP acquired 93,315 shares of the Company’s common stock with funds provided by a loan from the Company. The ESOP loan is repaid principally from the Bank’s contributions to the ESOP. The loan is being repaid in annual installments through 2021 and bears interest at the Wall Street Journal prime lending rate (3.25% at December 31, 2008). Shares are released to participants proportionately as the loan is repaid and totaled 6,221 shares for the years ended December 31, 2008 and 2007. ESOP expense was $43,000 and $54,000 for the years ended December 31, 2008 and 2007. At December 31, 2008, there were 77,763 shares unearned having an aggregate market value of $451,000.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined by regulations) to risk-weighted assets (as defined) and of leverage and tangible capital (as defined in the regulations to adjusted total assets (as defined). Management believes, as of December 31, 2008 and 2007, that the Bank met all capital adequacy requirements to which it was subject.

As of December 31, 2008, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios as of December 31, 2008 and 2007 are also presented in the table.

	Actual		Minimum For Capital Adequacy Purposes		Minimum To be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At December 31, 2008:
Tangible (to adjusted total assets)	$16,594	9.31%	$2,673	1.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)*	15,622	14.13	N/A	N/A	$6,632	6.00%
Core (to adjusted total assets)	16,594	9.31	7,127	4.00	8,909	5.00
Total (to risk-weighted assets)	16,180	14.64	8,842	8.00	11,053	10.00

At December 31, 2007:
Tangible (to adjusted total assets)	$16,440	11.37%	$2,168	1.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)*	15,468	19.13	N/A	N/A	$4,853	6.00%
Core (to adjusted total assets)	16,440	11.37	5,782	4.00	7,228	5.00
Total (to risk-weighted assets)	15,926	19.69	6,470	8.00	8,088	10.00

*	Tier 1 Capital is reduced by low-level recourse for mortgages sold to the FHLB.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

16.	Dividends and Restrictions

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

The components of other comprehensive (loss) income and related tax effects are presented in the following table:

	Years Ended December 31,
	2008	2007
	(in thousands)
Unrealized holding gains (losses) on securities available for sale:
Unrealized holding losses arising during the year	$(430)	$(135)
Reclassification adjustment for impairment losses included in net loss	517	—

Net unrealized gains (losses) on securities available for sale	87	(135)

Defined benefit pension plan:
Additional prior service pension credit	—	177
Additional pension plan losses	(2,077)	(76)
Reclassification adjustment for amortization of pension plan net losses and prior service cost recognized in net periodic pension expense	26	51

Net change in defined benefit pension plan asset	(2,051)	152

Other comprehensive (loss) income before tax	(1,964)	17
Tax effect	765	(6)

Other comprehensive (loss) income	$(1,199)	$11

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

The components of accumulated other comprehensive loss, net of related tax effects, are as follows:

	December 31,
	2008	2007
	(in thousands)
Unrealized gains (losses) on securities available-for-sale (net of tax (expense) benefit 2008 – ($13); 2007 – $21)	$20	$(33)
Net pension losses and prior service cost (net of tax benefit 2008 – $1,071; 2007 – $275)	(1,684)	(436)

	$(1,664)	$(469)

18.	Discontinued Operations

In December 2008, we committed to a plan to sell our insurance segment, and on February 5, 2009, we accepted a letter of intent from a third party indicating their intention to acquire our Agency’s insurance business. We made the decision to sell this segment upon determining that, despite restructuring, we were unable to earn an acceptable return on our investment. We are actively negotiating terms with a buyer and expect to complete the sale of this business by the end of the second quarter of 2009. Goodwill and intangible assets with a book value of $362,000 at December 31, 2008 are included in the sale. In addition, we expect to sell some computer equipment with a book value of less than $7,500 at December 31, 2008.

19.	Commitments and Contingencies

Various legal claims arise from time to time in the normal course of business, which, in the opinion of management, will have no material effect on the Company’s consolidated financial position or results of operations.

Credit commitments

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. These financial instruments include commitments to extend credit which involve, to varying degrees, elements of credit, interest rate or liquidity risk in excess of the amount recognized in the consolidated statements of financial condition. The Bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amounts of those instruments. The Bank has experienced minimal credit losses to date on its financial instruments with off-balance sheet risk and management does not anticipate any significant losses on its commitments to extend credit outstanding at December 31, 2008.

The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Bank controls the credit risk of off-balance sheet instruments through credit approval limits and monitoring procedures, and management evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. At December 31, 2008 and 2007, financial instruments whose contract amounts represent credit risk consist of the following:

	Fixed	Variable	Total
	(in thousands)
December 31, 2008:
Commercial lines of credit	$43	$590	$633
Home equity lines of credit	1,748	2,408	4,156
Construction loans	641	—	641
Personal lines of credit	401	—	401
Nonresidential mortgage	2,303	50	2,353
Residential mortgage loans	1,535	—	1,535

Total	$6,671	$3,048	$9,719

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

	Fixed	Variable	Total
December 31, 2007:
Commercial lines of credit	$63	$647	$710
Home equity lines of credit	1,473	2,572	4,045
Construction loans	583	—	583
Personal lines of credit	352	—	352
Nonresidential mortgage	—	1,500	1,500
Residential mortgage loans	35	—	35

Total	$2,506	$4,719	$7,225

The range of interest rates on the fixed rate commitments was 5.00% to 17.00% at December 31, 2008. Commitments to extend credit, which generally have fixed expiration dates or other termination clauses, are legally binding agreements to lend to a customer (as long as there is no violation of any condition established in the contract). Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements.

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

Commitments to Originate and Sell One- to Four-family Residential Mortgages

The Bank has entered into an agreement with the Federal Home Loan Bank of Chicago as part of its Mortgage Partnership Finance Program (“MPF Program”) to originate and sell one- to four-family residential mortgages. The contract calls for the Bank to provide “best efforts” to meet the commitment, with no penalties to be paid in the event the Bank is not able to fulfill the commitment. At December 31, 2008, the open delivery commitment was $5.1 million with an expiration date of October 18, 2009.

The Bank generally makes a determination whether to sell a loan between the time the loan is committed to be closed and the day after closing. If a loan is selected to be sold, a commitment to deliver the loan by a certain date is made under the MPF Program. At December 31, 2008, the Bank had no open commitments to deliver loans.

In the event that the Bank is not able to deliver a specific loan committed, substitutions can generally be made. Otherwise, the Bank may extend the commitment for a fee, or the Bank is required to pay a pair-off fee. During the years ended December 31, 2008 and 2007, there were no extension or pair-off fees paid. The Bank has sold and funded $39.9 million under the MPF Program. The principal outstanding on loans sold under the MPF Program is $26.5 million. The Bank continues to service loans sold under the MPF Program.

Under the terms of the MPF Program, there is limited recourse back to the Bank for loans that do not perform in accordance with the terms of the loan agreement. Each loan that is sold under the program is “credit enhanced” such that the individual loan’s rating is raised to “AA,” as determined by the Federal Home Loan Bank of Chicago. The sum of each individual loan’s credit enhancement represents the total recourse back to the Bank. The total recourse back to the Bank for loans sold was $972,000 at December 31, 2008. A portion of the recourse is offset by a “first loss account” to which funds are allocated by the Federal Home Loan Bank of Chicago annually in January. The balance of the “first loss account” allocated to the Bank is $57,000 at December 31, 2008. In addition, many of the loans sold under the MPF Program have primary mortgage insurance, which reduces the Bank’s overall exposure. The potential liability for the recourse is considered when the Bank determines its allowance for loan losses. At December 31, 2008, there were ten loans with an outstanding principal balance of $767,000 that had been sold under the MPF Program past due 30 days.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

20.	Concentrations of Credit Risk

The majority of the Company’s activities are with customers located in the Finger Lakes Region of New York. See notes 4, 5, 6 and 19 to the financial statements which discuss the types of securities that the Company invests in, the types of lending the Company engages in and commitments outstanding. The Company does not have any significant concentrations to any one industry or customer. From time to time, the Bank will maintain balances with its correspondent banks that exceed the $100,000 ($250,000 through December 31, 2009) federally insured deposit limits. Management routinely evaluates the credit worthiness of these correspondent banks, and does not feel they pose a significant risk to the Company.

21.	Related Party Transactions

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

The following is a summary of the loans made to officers, directors and their affiliates for the year ended December 31, 2008 (in thousands):

Beginning balance	$1,059
Originations	271
Payments and change in status	(129)

Ending balance	$1,201

Appraisal fees of $12,250 and $11,000 were paid to a director emeritus during the years ended December 31, 2008 and 2007.

22.	Fair Value Disclosures

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

Available-for-sale and held-to-maturity securities: Fair values for available-for-sale and held-to-maturity securities were based upon a market approach. Prices for securities that are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are obtained through third party data service providers or dealer market participants which the Company has historically transacted both purchases and sales of investment securities. Prices obtained from these sources include market quotations and are considered level 1 measurements.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

Federal Home Loan Bank (FHLB) of New York Stock: The carrying value of FHLB stock approximates fair value based on the redemption provisions of the FHLB.

Loans: The fair values for loans are estimated by discounted cash flow analysis using interest rates currently being offered in the market for loans with similar terms to borrowers of similar credit quality.

Deposits: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, regular savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Accrued interest: The carrying amounts of accrued interest receivable and payable approximate fair values.

Borrowings: Fair values are estimated using a discounted cash flow analysis that applies interest rates currently being offered by the FHLB for similar borrowings to a schedule of monthly maturities.

Off-balance sheet financial instruments: Fair values of off-balance sheet financial instruments are based on the fees that would be charged for similar agreements, considering the remaining term of the agreement, the rate offered and the credit worthiness of the parties.

The following table presents a comparison of the carrying amount and estimated fair value of the Company’s financial instruments:

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$4,019	$4,019	$7,421	$7,421
Interest-bearing term deposits in banks	2,489	2,489	—	—
Trading securities	2,473	2,473	5,457	5,457
Securities available-for-sale	2,193	2,193	2,773	2,773
Securities held-to-maturity	12,939	13,000	13,500	13,713
Loans receivable	138,002	142,424	104,487	106,765
Federal Home Loan Bank of New York stock	1,759	1,759	989	989
Accrued interest receivable	684	684	555	555
Financial liabilities:
Deposits	128,936	131,015	114,404	116,542
Short-term borrowings	10,700	10,711	—	—
Long-term debt	18,316	18,854	9,927	9,963
Accrued interest payable	74	74	41	41
Off-balance sheet instruments:
Commitments to extend credit	—	—	—	—

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

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

Level 2: Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported with little or no market activity).

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

		Fair Value Measurements at December 31, 2008
Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Trading securities	$2,473	$2,473	$—	$—
Securities available-for-sale	2,193	2,193	—	—

Total	$4,666	$4,666	$—	$—

		Fair Value Measurements at December 31, 2007
Description	December 31, 2007	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Trading securities	$5,457	$5,457	$—	$—
Securities available-for-sale	2,773	2,773	—	—

Total	$8,230	$8,230	$—	$—

In addition to disclosures of the fair value of assets on a recurring basis, SFAS 157 requires disclosures for asset and liabilities measured at fair value on a nonrecurring basis, such as impaired assets, in the period in which a re-measurement at fair value is performed. As of December 31, 2008, there were no assets or liabilities whose carrying values were re-measured at fair value.

As of December 31, 2008, total unrealized losses on trading securities on those securities held at December 31, 2008 totaled $442,000 and are included in trading security losses on the statement of income.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

23.	Parent Company Only Financial Information

The following presents the financial information pertaining only to Seneca-Cayuga Bancorp, Inc. (in thousands):

Condensed Statements of Financial Condition

	December 31,
	2008	2007
Assets
Cash and cash equivalents	$539	$629
Securities available-for-sale, at fair value	1,022	1,481
Investment in bank subsidiary	15,292	16,395
Note receivable - ESOP	835	881
Other assets	66	93

Total assets	$17,754	$19,479

Liabilities and shareholders’ equity
Note payable to Bank	$901	$901
Other liabilities	10	13
Shareholders’ equity	16,843	18,565

Total liabilities and shareholders’ equity	$17,754	$19,479

Condensed Statements of Income

	Years Ended December 31,
	2008	2007
Income:
Dividends from securities available-for-sale	$15	$20
Interest income on ESOP note	46	75
Other income	22	159

Total income	83	254

Expenses:
Interest expense on note payable to Bank	47	72
Other-than-temporary security impairment	517	—
Other expenses	105	93

Total expenses	669	165

(Loss) income before income taxes and equity in undistributed net income of bank subsidiary	(586)	89
Income tax expense	5	29

(Loss) income before equity in undistributed net income of subsidiary	(591)	60
Equity in undistributed net income of bank subsidiary	103	110

Net (loss) income	$(488)	$170

Condensed Statements of Cash Flows

	Years Ended December 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(488)	$170
Decrease in other assets	4	27
(Decrease) Increase in other liabilities	(3)	7
Other-than-temporary security impairment	517	—
Equity in undistributed net income of bank subsidiary	(103)	(110)

Net cash (used) provided by operating activities	(73)	94

Cash flows from investing activities:
Repayments received on ESOP note	46	34

Net cash provided by investing activities	46	34

Cash flows from financing activities:
Increase in note payable to Bank	—	1
Treasury stock purchase	(63)	—

Net cash (used) provided by financing activities	(63)	1

Net (decrease) increase in cash	(90)	129
Cash at beginning of period	629	500

Cash end of period	$539	$629

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

24.	Segment Information

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

The insurance agency segment offers insurance coverage to businesses and individuals in the Finger Lakes region. The insurance activities consisted of those conducted through the Bank’s wholly owned subsidiary, Seneca-Cayuga Personal Services, LLC d/b/a Royce & Rosenkrans, Inc. Major revenue sources include commission income. Expenses include personnel and office support charges. As noted in Note 18, we have committed to sell our insurance segment.

Information about the segments is presented in the following table for the periods indicated (in thousands):

	For the Year Ended December 31, 2008			For the Year Ended December 31, 2007
	Banking Activities	Insurance Activities	Total	Banking Activities	Insurance Activities	Total
Net interest income	$4,673	$—	$4,673	$4,005	$—	$4,005
Provision for loan losses	130	—	130	96	—	96

Net interest income after provision for loan losses	4,543	—	4,543	3,909	—	3,909
Other income	502	685	1,187	1,374	691	2,065
Compensation and benefits	(2,563)	(455)	(3,018)	(2,568)	(475)	(3,043)
Amortization of intangible assets	—	(27)	(27)	—	(20)	(20)
Other non-interest expense	(2,921)	(68)	(2,989)	(2,602)	(61)	(2,663)

(Loss) income before income taxes	(439)	135	(304)	113	135	248
Income tax expense	(127)	(57)	(184)	(16)	(62)	(78)

Net (loss) income	$(566)	$78	$(488)	$97	$73	$170

Total assets	$177,177	$939	$178,116	$145,224	$914	$146,138

The following represents a reconciliation of the Company’s reported segment assets:

	December 31,
	2008	2007
	(in thousands)
Total assets for reportable segments	$178,116	$146,138
Elimination of intercompany balances	(1,076)	(978)

Consolidated total	$177,040	$145,160

The accounting policies of each segment are the same as those described in the summary of significant accounting policies.

ITEM 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 8A(T)	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Accounting Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

Management has used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year. Internal control over financial reporting was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

ITEM 13.	Exhibits

3.1	Certificate of Incorporation of Seneca-Cayuga Bancorp, Inc.*

3.2	Bylaws of Seneca-Cayuga Bancorp, Inc.*

4	Form of Common Stock Certificate of Seneca-Cayuga Bancorp, Inc.*

10.1	Form of Employee Stock Ownership Plan*

10.2	Form of Employment Agreement for Menzo Case.**

10.3	Form of Employment Agreement for Robert F. Eberle, Jr.**

10.4	Form of Employment Agreement for Bonnie Morlang**

21	Subsidiaries of Registrant*

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form SB-2 of Seneca-Cayuga Bancorp, Inc. (file no. 333-132759), originally filed with the Securities and Exchange Commission on March 27, 2006, as amended.
**	Incorporated by reference to current report on Form 8-K filed on October 1, 2008.

ITEM 14.	Principal Accountant Fees and Services

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

SENECA-CAYUGA BANCORP, INC.

Date: March 27, 2009	By:	/s/ Menzo D. Case
Menzo D. Case
President and Chief Executive Officer
(Duly Authorized Representative)

In accordance with Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Menzo D. Case	Director, President and Chief Executive Officer	March 27, 2009
Menzo D. Case

/s/ Bonnie Morlang	Senior Vice President and Chief Accounting Officer	March 27, 2009
Bonnie Morlang

/s/ Robert E. Kernan, Jr.	Chairman of the Board	March 27, 2009
Robert E. Kernan, Jr.

/s/ Bradford M. Jones	Vice Chairman of the Board	March 27, 2009
Bradford M. Jones

/s/ Marilyn Bero	Director	March 27, 2009
Marilyn Bero

/s/ Dr. Herbert R. Holden	Director	March 27, 2009
Dr. Herbert R. Holden

/s/ Dr. Frank Nicchi	Director	March 27, 2009
Dr. Frank Nicchi

/s/ Gerald Macaluso	Director	March 27, 2009
Gerald Macaluso

/s/ Dr. August P. Sinicropi	Director	March 27, 2009
Dr. August P. Sinicropi

/s/ Vincent P. Sinicropi	Director	March 27, 2009
Vincent P. Sinicropi