Form 10-Q
period 2009-03-31
Seneca-Cayuga Bancorp, Inc.
filed 2009-05-13
CIK 1356261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each class of issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at May 13, 2009
Common Stock, par value $0.01	2,336,300

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Financial Condition (Unaudited)

March 31, 2009 and December 31, 2008

(Dollars in thousands, except share data)

	March 31, 2009	December 31, 2008
Assets
Cash and due from banks	$2,710	$3,854
Interest-bearing deposits in banks	181	165

Cash and cash equivalents	2,891	4,019
Interest-bearing term deposits	2,289	2,489
Trading securities	2,131	2,473
Securities available for sale	1,980	2,193
Securities held to maturity (fair value 2009 - $13,155 and 2008 - $13,000)	13,127	12,939
Loans receivable, net of allowance for loan losses (2009 - $595 and 2008 - $558)	142,414	138,002
Federal Home Loan Bank of New York stock, at cost	1,531	1,759
Premises and equipment, net	6,556	6,254
Foreclosed assets	92	155
Bank-owned life insurance	3,607	3,574
Pension plan asset	1,601	86
Intangible assets, net and goodwill	356	362
Accrued interest receivable	710	684
Other assets	2,192	2,051

Total assets	$181,477	$177,040

Liabilities and Shareholders’ Equity

Liabilities

Non-interest bearing deposits	$11,587	$11,308
Interest-bearing deposits	127,379	117,628

Total deposits	138,966	128,936
Short-term borrowings	1,965	10,700
Long-term debt	21,754	18,316
Advances from borrowers for taxes and insurance	636	860
Official checks	582	644
Other liabilities	808	741

Total liabilities	164,711	160,197

Commitments and contingencies	—	—
Shareholders’ Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 9,000,000 shares authorized, Shares issued – 2,380,500 and shares outstanding - 2009 - 2,336,300 and 2008 - 2,371,300	24	24
Additional paid-in-capital	9,908	9,913
Retained earnings	9,544	9,409
Treasury stock, at cost, 2009 - 44,200 and 2008 - 9,200 shares	(252)	(63)
Accumulated other comprehensive loss	(1,694)	(1,664)
Unearned ESOP shares, at cost	(764)	(776)

Total shareholders’ equity	16,766	16,843

Total liabilities and shareholders’ equity	$181,477	$177,040

See accompanying notes to unaudited consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

(In thousands, except per share data)

	For the three months ended March 31,
	2009	2008
Interest and dividend income:
Loans, including fees	$2,076	$1,660
Debt securities:
Mortgage-backed	151	193
Tax-exempt	12	1
Trading securities	11	63
Interest-bearing term deposits	19	—
Other	16	68

Total interest and dividend income	2,285	1,985

Interest expense:
Deposits	750	837
Short-term borrowings	22	1
Long-term debt	177	99

Total interest expense	949	937

Net interest income	1,336	1,048
Provision for loan losses	41	30

Net interest income after provision for loan losses	1,295	1,018

Non-interest income:
Banking fees and service charges	271	276
Insurance commissions	1	4
Mortgage banking income, net	35	26
Net loss on trading securities	(19)	(5)
Other	38	21

Total non-interest income	326	322

Non-interest expense:
Compensation and benefits	672	651
Occupancy and equipment expenses	274	269
Service charges	139	129
Professional fees	147	89
Advertising	93	85
Directors fees	41	37
Supplies	19	19
Telephone and postage	56	50
Other	58	23

Total non-interest expense	1,499	1,352

Income (loss) from continuing operations before income taxes	122	(12)
Income tax expense (benefit)	42	(15)

Net income from continuing operations	80	3

Discontinued operations:
Income from discontinued operations	90	88
Income tax expense	35	37

Net income from discontinued operations	55	51

Net income	$135	$54

Net income from continuing operations per common share	$0.03	$—

Net income from discontinued operations per common share	$0.02	$0.02

Weighted average number of common shares outstanding	2,294	2,297

See accompanying notes to unaudited consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Shareholders’ Equity (Unaudited)

For Three Months Ended March 31, 2009 and 2008

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Total Shareholders’ Equity
Balance, January 1, 2008	$24	$9,934	$9,916	$—	$(469)	$(840)	$18,565

Cumulative effect of a change in accounting principle upon the change in pension plan measurement date under SFAS 158 (net of $5 tax expense)	—	—	(19)	—	4	—	(15)

Comprehensive income:
Net income	—	—	54	—	—	—	54
Pension plan gains and losses and past service liability recognized in pension expense (net of $3 tax expense)	—	—	—	—	4	—	4
Unrealized holding losses on securities available for sale (net of $32 tax benefit)	—	—	—	—	(52)	—	(52)

Total comprehensive income							6

ESOP shares committed to be released (1,556 shares)	—	(5)	—	—	—	16	11

Balance, March 31, 2008	$24	$9,929	$9,951	$—	$(513)	$(824)	$18,567

Balance, January 1, 2009	$24	$9,913	$9,409	$(63)	$(1,664)	$(776)	$16,843

Comprehensive income:
Net income	—	—	135	—	—	—	135
Pension plan gains and losses and past service liability recognized in pension expense (net of $21 tax expense)	—	—	—	—	33	—	33
Unrealized holding losses on securities available for sale (net of $40 tax benefit)	—	—	—	—	(63)	—	(63)

Total comprehensive income							105

Treasury stock purchase (35,000 shares)	—	—	—	(189)	—	—	(189)

ESOP shares committed to be released (1,556 shares)	—	(5)	—	—	—	12	7

Balance, March 31, 2009	$24	$9,908	$9,544	$(252)	$(1,694)	$(764)	$16,766

See accompanying notes to unaudited consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$135	$54
Adjustments to reconcile net income to net cash from operating activities:
Accretion of discounts and amortization of premiums, net	(2)	(2)
Net change in trading securities	342	654
Loans originated for sale	(1,276)	—
Proceeds from sale of loans	1,288	—
Gains on loans sold	(11)	—
Provision for loan losses	41	30
Depreciation and amortization	102	92
Net gain on sale of foreclosed assets	(4)	—
Foreclosed asset impairment	18	—
Non-cash ESOP expense	7	11
Income from bank-owned life insurance	(33)	(21)
Increase in pension plan asset	(1,461)	(4)
Amortization of intangible assets	7	7
Increase in accrued interest receivable	(26)	(16)
Increase in other assets	(123)	(105)
Increase (decrease) in official checks and other liabilities	5	(270)

Net cash from operating activities	(991)	430

Cash flows from investing activities:
Maturity of interest-bearing term deposits	200	—
Principal repayments on held-to-maturity securities	598	753
Principal repayments on available-for-sale securities	111	22
Maturities and calls of securities held-to-maturity	5	10
Purchases of held-to-maturity securities	(790)	—
Net increase in loans	(4,454)	(2,406)
Purchases of Federal Home Loan Bank stock	(724)	(78)
Proceeds from sale of Federal Home Loan Bank stock	952	130
Proceeds from sale of foreclosed assets	49	—
Purchases of premises and equipment	(404)	(436)

Net cash from investing activities	(4,457)	(2,005)

Cash flows from financing activities:
Increase in deposits	10,030	7,584
Net decrease in short-term borrowings	(8,735)	—
Advances of long-term debt	4,500	—
Repayment of long-term debt	(1,062)	(957)
Decrease in advance payments by borrowers for taxes and insurance	(224)	(181)
Purchase of treasury stock	(189)	—

Net cash from financing activities	4,320	6,446

Net change in cash and cash equivalents	(1,128)	4,871
Cash and cash equivalents at beginning of period	4,019	7,421

Cash and cash equivalents at end of period	$2,891	$12,292

Supplementary information:
Interest paid	$957	$940
Net loans transferred to foreclosed real estate	—	75
Income taxes paid	—	1

See accompanying notes to unaudited consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

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

The unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the years ended December 31, 2008 and 2007, included in its Annual Report filed on Form 10-K dated March 27, 2009.

Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The consolidated financial statements at March 31, 2009 and for the three months ended March 31, 2009 and 2008 include the accounts of the Seneca-Cayuga Bancorp, Inc., Seneca Falls Savings Bank (the “Bank”) and the Bank’s wholly-owned subsidiary, Seneca-Cayuga Personal Services, LLC. All intercompany balances and transactions have been eliminated in consolidation.

2.	Earnings Per Share

Earnings per common share are calculated by dividing net income by the weighted-average number of common shares outstanding during the period. The Company has not granted any restricted stock awards or stock options and had no potentially dilutive common stock equivalents. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released.

3.	Pension Benefits

The composition of net periodic benefit plan cost for the three months ended March 31 is as follows:

	For the Three Months Ended March 31,
	2009	2008
	(in thousands)
Service cost	$51	$49
Interest cost	65	59
Expected return on assets	(131)	(95)
Amortization of unrecognized loss	58	11
Amortization of past service liability	(4)	(4)

Net periodic pension expense	$39	$20

The Company has contributed $1.5 million to its pension plan as of March 31, 2009, and no further contributions are anticipated this year.

4.	Comprehensive Income

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

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

The components of other comprehensive loss and related tax effects for the three months ended March 31 are as follows:

	For the Three Months Ended March 31,
	2009	2008
	(in thousands)
Gross change in unrealized losses on securities available for sale	$(103)	$(84)
Reclassification adjustment for amortization of pension plan net loss and past service liability recognized in net periodic pension expense	54	7

Other comprehensive loss before tax	(49)	(77)
Tax benefit	19	29

Other comprehensive loss	$(30)	$(48)

The components of accumulated other comprehensive loss, net of related tax effects, are as follows:

	March 31, 2009	December 31, 2008
	(in thousands)
Unrealized (gains) losses on securities available-for-sale (net of tax benefit (expense) 2009 - $27; 2008 - ($13))	$(43)	$20
Net pension losses and past service liability (net of tax benefit 2009 - $1,050; 2008 - $1,071)	(1,651)	(1,684)

	$(1,694)	$(1,664)

5.	Fair Value Accounting

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

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

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

The following table presents a comparison of the carrying amount and estimated fair value of the Company’s financial instruments:

	At March 31, 2009		At December 31, 2008
	Carrying Amount	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$2,891	$2,891	$4,019	$4,019
Interest-bearing term deposits in banks	2,289	2,289	2,489	2,489
Trading securities	2,131	2,131	2,473	2,473
Securities available-for-sale	1,980	1,980	2,193	2,193
Securities held-to-maturity	13,127	13,155	12,939	13,000
Loans receivable	142,414	148,906	138,002	142,424
Federal Home Loan Bank of New York stock	1,531	1,531	1,759	1,759
Accrued interest receivable	710	710	684	684
Financial liabilities:
Deposits	138,966	141,229	128,936	131,015
Short-term borrowings	1,965	1,965	10,700	10,711
Long-term debt	21,754	21,566	18,316	18,854
Accrued interest payable	66	66	74	74
Off-balance sheet instruments:
Commitments to extend credit	—	—	—	—

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

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

Description	March 31, 2009	Fair Value Measurements at March 31, 2009
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Trading securities	$2,131	$2,131	$—	$—
Securities available-for-sale	1,980	1,980	—	—

Total	$4,111	$4,111	$—	$—

Description	December 31, 2008	Fair Value Measurements at December 31, 2008
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Trading securities	$2,473	$2,473	$—	$—
Securities available-for-sale	2,193	2,193	—	—

Total	$4,666	$4,666	$—	$—

In addition to disclosures of the fair value of assets on a recurring basis, SFAS 157 requires disclosures for asset and liabilities measured at fair value on a nonrecurring basis, such as impaired assets, in the period in which a re-measurement at fair value is performed. There were no assets or liabilities whose carrying values were re-measured at fair value during the three months ended March 31, 2009.

6.	Discontinued Operations

In December 2008, we committed to a plan to sell our insurance segment, and on February 5, 2009, we accepted a letter of intent from a third party indicating their intention to acquire our Agency’s insurance business. We made the decision to sell this segment upon determining that, despite restructuring, we were unable to earn an acceptable return on our investment. We are actively negotiating terms with a buyer and expect to complete the sale of this business by the end of the second quarter of 2009. Of the $1.0 million in insurance segment assets (see note 7), goodwill and intangible assets with a book value of $356,000 at March 31, 2009 are included in the sale. In addition, we expect to sell some computer equipment with a book value of less than $7,500 at March 31, 2009. The remaining assets consist primarily of two buildings and improvements which will be retained by the Company.

7.	Segment Reporting

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

Information about the segments is presented in the following table for the period indicated:

	For the Quarter Ended March 31, 2009			For the Quarter Ended March 31, 2008
	Banking Activities	Insurance Activities	Total	Banking Activities	Insurance Activities	Total
	(in thousands)
Net interest income	$1,336	$—	$1,336	$1,048	$—	$1,048
Provision for loan losses	41	—	41	30	—	30

Net interest income after provision for loan losses	1,295	—	1,295	1,018	—	1,018
Other income	326	223	549	322	220	542
Compensation and benefits	(672)	(110)	(782)	(651)	(114)	(765)
Amortization of intangible assets	—	(7)	(7)	—	(7)	(7)
Other non-interest expense	(827)	(16)	(843)	(701)	(11)	(712)

Income before income taxes	122	90	212	(12)	88	76
Income tax benefit (expense)	(42)	(35)	(77)	15	(37)	(22)

Net income	$80	$55	$135	$3	$51	$54

Total assets	$181,467	$1,042	$182,509	$151,457	$1,000	$152,457

The following represents a reconciliation of the Company’s reported segment assets as of March 31:

	March 31,
	2009	2008
	(in thousands)
Total assets for reportable segments	$182,509	$152,457
Elimination of intercompany balances	(1,032)	(1,119)

Consolidated total	$181,477	$151,338

The accounting policies of each segment are the same as those described in the summary of significant accounting policies included in Note 2 to the Company’s consolidated financial statements as of and for the year ended December 31, 2008 as included in the Company’s Annual Report on Form 10-K.

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

FASB statement No. 160, Noncontrolling Interest in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”) was issued in December 2007. This Statement established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance became effective for the Company January 1, 2009. The adoption of SFAS 160 did not have any impact on the Company’s consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

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

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and is applied prospectively, with early adoption permitted for periods ending after March 15, 2009. The Company elected to adopt FSP FAS 157-4 in the first quarter of 2009. The adoption of FSP FAS 157-4 did not have any impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt securities in the financial statements and does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSB FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company elected to adopt FSP FAS 115-2 and FAS 124-2 in the first quarter of 2009. The adoption of FSB FAS 115-2 and FAS 124-2 did not have any impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company elected to adopt FSP FAS 107-1 and APB 28-1 in the first quarter of 2009.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The term “Company” refers to the consolidated entity of Seneca-Cayuga Bancorp, Inc. (the “Bancorp”), Seneca Falls Savings Bank (the “Bank”) and Seneca-Cayuga Personal Services, LLC. Seneca-Cayuga Personal Services, LLC is a wholly owned subsidiary of the Bank. At March 31, 2009, Seneca Falls Savings Bank, MHC, the Company’s mutual holding company parent, held 56% of the Bancorp’s issued and outstanding common stock.

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

Critical Accounting Policies

The most significant accounting policies followed by the Company are presented in Note 2 to the consolidated financial statements (the “Consolidated Financial Statements”) included in the Company’s Annual Report for the year ended December 31, 2008 filed on Form 10-K dated March 27, 2009. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. We have identified the accounting of our allowance for loan losses, evaluation of securities for other-than-temporary impairment and deferred income tax accounting as our critical accounting policies.

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

Securities:

Securities available-for-sale are reported at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss) and securities held-to-maturity for which the Company has the positive ability and intent to hold to maturity are reported at cost adjusted for premiums and discounts that are recognized in interest income using the level yield method. In accordance with FSP FAS 115-2 and FAS 124-2 unrealized credit losses on debt securities and all unrealized losses on equity securities are charged to earnings as an impairment loss when the decline in fair value of a security is judged to be other-than-temporary. Management evaluates securities for other-than-temporary impairment on a quarterly basis, and considers (1) whether the Company has the intent to sell the security and whether it is more likely than not that it will be required to sell the security prior to its anticipated recovery, (2) the length of time and the extent to which the fair value has been less than cost, and (3) the financial condition and near-term prospects of the issuer. For the three months ended March 31, 2009 and 2008, the Company did not recognize any other-than-temporary impairment losses. Future losses could be recognized if it is determined that securities are other-than-temporarily impaired.

Income Taxes:

Deferred income tax assets and liabilities are determined using the liability method. Under this method, the net deferred tax asset or liability is recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating losses, capital losses and contribution carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. To the extent that current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established. The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change. The Company’s effective tax rate differs from the statutory rate due to non-taxable bank owned life insurance income, non-taxable municipal bond income and the valuation allowance established on the capital loss carry forwards.

Overview

Our results of operations depend in part on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities (including mortgage-backed and other securities) and other interest-earning assets primarily cash and interest bearing deposits, and the interest paid on our interest-bearing liabilities, consisting primarily of savings accounts, money market accounts, transaction accounts, certificates of deposit, long- and short-term borrowings and Federal Home Loan Bank advances. Our results of operations also are affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of deposit account fees and service charges, dividends on mutual funds, increases in cash value-insurance, gains and losses on the sale or impairment of securities, gains and losses on trading securities and miscellaneous other income. In addition, non-interest income reflects changes in fair value for our trading securities, which may have a significant impact on our future results of operations. Non-interest expense currently consists primarily of compensation and employee benefits, occupancy and equipment expenses, advertising and marketing, service charges, professional fees, directors’ fees, supplies and other operating expenses, including deposit premiums. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

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

The FDIC increased the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. The FDIC also changed the way federal deposit insurance assessment rates are calculated beginning in the second quarter of 2009 and thereafter. Due to the changes implemented, our FDIC assessment rate for the first quarter of 2009 increased by $20,000. Because of adjustments to its initial base assessment rate, we believe the rule will have a material negative effect on our earnings. The FDIC also adopted an interim rule imposing a 20 basis point emergency special assessment. The assessment is to be collected on September 30, 2009. The interim rule would also permit the FDIC to impose an emergency special assessment, of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance.

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

	For the Quarter Ended March 31,
	2009			2008
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$140,350	$2,076	5.92%	$105,783	$1,660	6.28%
Mortgage-backed securities	11,788	151	5.09	14,395	193	5.36
Trading securities	2,309	11	2.08	5,177	63	4.87
Other interest-earning assets	7,632	47	2.46	7,378	69	3.74

Total interest-earning assets	162,079	2,285	5.64	132,733	1,985	5.98

Non-interest-earning assets	18,840			13,760

Total assets	$180,919			$146,493

Liabilities and equity:
Interest bearing liabilities:
Interest-bearing demand deposits and escrow	$10,656	20	0.75%	$8,152	12	0.59%
Money market accounts	6,843	34	1.99	4,924	23	1.87
Savings accounts	45,610	182	1.60	44,222	229	2.07
Certificates of deposit	59,258	514	3.47	49,898	573	4.59

Total interest-bearing deposits	122,367	750	2.45	107,196	837	3.12
Borrowings	27,599	199	2.88	9,366	100	4.27

Total interest-bearing liabilities	149,966	949	2.53	116,562	937	3.22

Other non-interest-bearing liabilities	13,341			11,359

Total liabilities	163,307			127,921
Equity	17,612			18,572

Total liabilities and equity	$180,919			$146,493

Net interest income		$1,336			$1,048

Interest rate spread			3.11%			2.76%
Net interest-earning assets	$12,113			$16,171

Net interest margin			3.30%			3.16%
Average interest-earning assets to average interest-bearing liabilities		108.08%			113.87%

Results of Operations for the Three Months Ended March 31, 2009 and 2008

General. Net income increased $81,000 to $135,000 for the three months ended March 31, 2009 compared to $54,000 for the same period in the prior year. The increase was primarily attributable to a $288,000 increase in net interest income and a $4,000 increase in non-interest income, partially offset by a $11,000 increase in the provision for loan losses, $147,000 increase in non-interest expense and $55,000 increase in income tax expense.

Net Interest Income. Net interest income increased $288,000, or 27.5%, to $1.3 million for the three months ended March 31, 2009 from $1.0 million for the three months ended March 31, 2008. The increase was due primarily to a $29.3 million increase in average interest-earning assets and a 69 basis point decrease in the cost of interest-bearing liabilities, offset partially by a $33.4 million increase in average interest-bearing liabilities and a 34 basis point decrease in the average interest-earning asset yield. The increase in average interest-earning assets is due to higher loan volumes driven by the low rate environment, which resulted in the decrease in the average interest-earning asset yield and the cost of interest-bearing liabilities. Asset growth was primarily funded by increased average certificates of deposit and borrowings.

Interest and Dividend Income. Interest and dividend income increased $300,000, or 15.1%, to $2.3 million for the three months ended March 31, 2009 from $2.0 million for the three months ended March 31, 2008. Interest income from loans increased $416,000, or 25.1%, offset partially by decreases in interest from mortgage-backed securities, trading securities and other interest-earning assets of $42,000, $52,000 and $22,000, respectively.

The increase in loan interest income is due to the $34.6 million, or 32.7%, increase in the average loans outstanding to $140.4 million for the quarter ended March 31, 2009 from $105.8 million for the quarter ended March 31, 2008. There was greater loan volume because of the historically low rate environment, and the increased loan production at lower rates reduced the average yield earned on loans by 36 basis points to 5.92% for the three months ended March 31, 2009 from 6.28% for the three months ended March 31, 2008.

Mortgage-backed securities average balances decreased $2.6 million, or 18.1%, to $11.8 million for the three months ended March 31, 2009 from $14.4 million for the three months ended March 31, 2008. Similarly, trading securities average balances decreased $2.9 million between the same comparable periods. Mortgage-backed securities and trading securities average balances declined as we did not purchase securities to replace maturities and amortization. The yield earned on mortgage-backed securities and trading securities decreased 27 basis points and 279 basis points, respectively, because several of the remaining securities are variable rate and repriced due to the low rate environment.

Interest from other interest-earning assets decreased $22,000, or 31.9%, to $47,000 for the three months ended March 31, 2009 from $69,000 for the three months ended March 31, 2008 primarily due to a 128 basis point decrease in yield earned, which reflects the lower rate environment.

Interest Expense. Interest expense increased $12,000, or 1.3%, to $949,000 for the three months ended March 31, 2009 from $937,000 for the three months ended March 31, 2008. The increase in interest expense is primarily due to higher average balances offset partially by reduced costs for savings accounts, certificates of deposit and borrowings.

Interest expense on interest-bearing demand deposits and escrow increased $8,000 to $20,000 for the three months ended March 31, 2009 from $12,000 for the three months ended March 31, 2008 due to a $2.5 million, or 30.7%, increase in average balances to $10.7 million for the three months ended March 31, 2009 from $8.2 million for the three months ended March 31, 2008. The increased average balances were the result of continuing marketing efforts specifically focused on demand deposit accounts. The cost of interest-bearing deposits and escrow increased 16 basis points between the same comparable periods as new account types introduced paid a higher rate of interest.

Money market account interest expense increased $11,000 to $34,000 for the three months ended March 31, 2009 from $23,000 for the three months ended March 31, 2008. The increased money market interest expense is primarily attributable to a $1.9 million increase in the average balances to $6.8 million for the three months ended March 31, 2009 from $4.9 million for the three months ended March 31, 2008. The higher average balances are the result of several new larger balance money market accounts opening during the fourth quarter of 2008.

Savings interest expense decreased $47,000, or 20.5%, to $182,000 for the three months ended March 31, 2009 from $229,000 for the three months ended March 31, 2008 despite average savings balances increasing $1.4 million, or 3.14%, to $45.6 million from $44.2 million between the same comparable periods. The decreased savings interest expense is due to a 47 basis point decrease in the cost of funds from 2.07% to 1.60% as we have reduced the rate offered on savings products in the current low rate environment.

Interest on certificates of deposits decreased $59,000, or 10.3%, to $514,000 for the three months ended March 31, 2009 from $573,000 for the three months ended March 31, 2008, which is primarily attributable to a 112 basis point decrease in certificates of deposit cost to 3.47% for the three months ended March 31, 2009 from 4.59% for the three months ended March 31, 2008 despite average certificate of deposit balances increasing $9.4 million during the same comparable period. The average cost decreased as rates offered on new and maturing certificates of deposit were reduced as a result of the current low rate environment.

Interest expense on borrowings increased $99,000 to $199,000 for the three months ended March 31, 2009 from $100,000 for the three months ended March 31, 2008 due primarily to an $18.2 million, or 194.7%, increase in average borrowings to $28.0 million for the three months ended March 31, 2009 from $9.4 million for the three months ended March 31, 2008. The effects of the increased average balance of borrowings was partially offset by a 139 basis point decrease in borrowing costs to 2.88% from 4.27% during the same comparable period.

Provision for Loan Losses. The provision for loan losses was $41,000 for the three months ended March 31, 2009 as compared to $30,000 for the three months ended March 31, 2008. Loans in non-accrual status that were included in loans receivable totaled $382,000 as of March 31, 2009 as compared to $216,000 at December 31, 2008. The allowance for loan losses as of March 31, 2009 and December 31, 2008 represented 0.42% and 0.41% of total loans, respectively. The provision was increased to reflect the higher risk associated with the increased balances and diversity of the loan portfolio.

Non-Interest Income. Non-interest income increased $4,000, or 1.2%, to $326,000 for the three months ended March 31, 2009 from $322,000 for the three months ended March 31, 2008. The increase is primarily due to an increase of $9,000 in mortgage banking income and a $17,000 increase in net other non-interest income, offset partially by a $14,000 increase in net loss on trading security activity and a $5,000 decrease in banking fees and service charges.

Mortgage banking income increased, as we sold $1.3 million in residential mortgages during the three months ended March 31, 2009, generating gains of $11,000, and no mortgages were sold during the prior comparable period.

The net loss on trading security activity for the three months ended March 31, 2009 was primarily due to $17,000 decrease in the market value of the AMF Ultra Short Mortgage Fund. Additionally, we redeemed $250,000 during the first quarter of 2009 at a loss of $3,000. We expect, subject to market conditions, to request further cash redemptions during the remainder of the year.

The $17,000 increase in other non-interest income is primarily from rental income for property purchased in 2008.

Non-Interest Expense. Non-interest expense increased $147,000, or 10.9%, and was $1.5 million for the three months ended March 31, 2009 and $1.4 million for the three months ended March 31, 2008. The increase was the result of an increase of $10,000 in service charges, $58,000 in professional fees, $42,000 in occupancy and equipment expense, $21,000 in compensation and benefits and a net increase of $15,000 in advertising, telephone and postage. The higher service charges are primarily as a result of higher ATM and debit card fees assessed for increased activity. Professional fees increased due to anticipated higher costs for external review of our internal controls. The preparation for the opening of our Union Springs branch resulted in additional costs for compensation and benefits, occupancy and equipment, advertising, telephone and postage.

Income Taxes. The income tax expense on pre-tax income from continuing operations was $42,000 for the three months ended March 31, 2009. The effective tax rate was 34.4% for the three months ended March 31, 2009 and is lower than the statutory rates due to tax-exempt earnings from the BOLI and municipal securities.

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

Assets. Total assets increased by $4.4 million, or 2.5%, to $181.5 million at March 31, 2009 from $177.0 million at December 31, 2008. The increase in total assets was primarily the result of increases in net loans receivable, premises and equipment and pension plan asset, offset partially by a decrease in cash and cash equivalents, FHLB stock, trading securities and securities available-for-sale.

Cash and cash equivalents. Cash and cash equivalents decreased by $1.1 million, or 28.1%, to $2.9 million at March 31, 2009 from $4.0 million at December 31, 2008. Cash and due from banks were utilized to reduce short-term borrowings.

Interest-bearing term deposits. Interest-bearing term deposits decreased $200,000, or 8.0%, to $2.3 million at March 31, 2009 from $2.5 million at December 31, 2008 because we are not reinvesting the proceeds from maturing interest-bearing term deposits.

Trading securities. Trading securities decreased $342,000, or 13.8%, to $2.1 million at March 31, 2009 from $2.5 million at December 31, 2008. The decrease is primarily due to a $250,000 redemption from our investment in the AMF Ultra Short Mortgage Fund (the “Fund”) during February 2009. We expect, subject to market conditions, to fully divest of our holdings in the Fund by year end.

Securities available-for-sale. Securities available-for-sale decreased by $213,000, or 9.7%, to $2.0 million at March 31, 2009 from $2.2 million at December 31, 2008 from principal repayments received.

Securities held-to-maturity. Securities held-to-maturity increased $188,000, or 1.5%, to $13.1 million at March 31, 2009 from $12.9 million at December 31, 2008. We purchased $790,000 in new municipal securities and received principal repayments of $598,000 during the three months ended March 31, 2009.

Loans Receivable. Loans receivable increased by $4.4 million, or 3.2%, to $142.4 million at March 31, 2009 from $138.0 million at December 31, 2008. Loans funded during the three months ended March 31, 2009 were $10.9 million as compared to $7.3 million for the three months ended March 31, 2008. The current low rate environment is the primary reason for the increased loan volume. We have doubled our automobile and manufactured home volume as compared to the prior year first quarter and residential mortgages and construction loan volume has increased more than 50% each. Commercial and nonresidential mortgage volume has also increased but not significantly. We plan to continue to diversify our loan portfolio by focusing on increasing our nonresidential, commercial, home equity, manufactured home and automobile loans to the extent the market allows.

FHLB stock. FHLB stock decreased $228,000, or 13.0%, to $1.5 million at March 31, 2009 from $1.8 million at December 31, 2008 which is the result of reducing our FHLB borrowings.

Premises and Equipment. Premises and equipment increased by $302,000, or 4.8%, to $6.6 million at March 31, 2009 from $6.3 million at December 31, 2008. The increase is due to the costs incurred to start construction on our new branch in Union Springs which opened May 12, 2009.

Pension plan asset. Pension plan asset increased $1.5 million to $1.6 million at March 31, 2009 from $86,000 at December 31, 2008. In January 2009, we contributed $1.5 million to the pension plan to replenish pension plan assets from losses incurred during 2008 and to reduce the likelihood of the plan becoming underfunded.

Deposits. Deposits increased by $10.0 million, or 7.8%, to $139.0 million at March 31, 2009 from $128.9 million at December 31, 2008. During the three months ended March 31, 2009, savings accounts increased $3.8 million, money market accounts increased $650,000 and time deposits increased $4.5 million which is likely due to concerns over the current economic conditions. In addition, our checking accounts increased $1.1 million, which is primarily attributable to our continuing marketing efforts that are focused on developing our checking account base.

Short-term borrowings. Short-term borrowings decreased $8.7 million to $2.0 million at March 31, 2009 from $10.7 million at December 31, 2008. We reduced short-term borrowings primarily from existing cash and deposit growth. In addition, some of the short-term borrowings were converted to long-term debt in order to take advantage of the low rate environment and reduce our interest rate risk exposure in an increasing rate environment.

Long-term debt. Long-term debt increased $3.4 million to $21.8 million at March 31, 2009 from $18.3 million at December 31, 2008. We increased our long-term debt in order to take advantage of the low rate environment and reduce our interest rate risk exposure in an increasing rate environment.

Shareholders’ Equity. Total shareholders’ equity decreased by $77,000, or 0.46%, to remain at $16.8 million at March 31, 2009 and at December 31, 2008. The net decrease is primarily the result of a $189,000 reduction from the repurchase of 35,000 shares of our stock and a $63,000 increase in unrealized losses on securities available for sale, offset partially by an increase from net income of $135,000 and other comprehensive income of $33,000 from the Bank’s pension plan.

Nonperforming Assets

The table below is a summary of the Company’s non-performing assets at the dates indicated:

	March 31, 2009	December 31, 2008
	(In thousands)
Non-accrual loans:
Real estate mortgages:
One- to-four-family	$289	$149
Non-residential	67	36
Home equity	20	20
Automobile	6	11

Total non-accrual loans	382	216
Foreclosed assets, net	92	155

Total non-performing assets	$474	$371

Ratios:
Non-performing loans to total loans	0.27%	0.16%
Non-performing loans to total assets	0.21%	0.12%
Non-performing assets to total assets	0.26%	0.21%

At March 31, 2009, one non-residential loan relationship with three loans outstanding and an aggregate balance of $116,000 was classified as substandard, with two loans totaling $50,000 accruing interest which are not included in the above table. The loans are all currently 30 days delinquent, and the borrower is adhering to a repayment plan. However, in the past, the borrower has been unable to maintain a consistent repayment schedule. There were no other loans or other assets that are not disclosed in the table or disclosed as classified or special mention, where known information about the possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans in the future.

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

The Company has an agreement with the Federal Home Loan Bank of New York that allows it to borrow up to $69.1 million. At March 31, 2009, the Company had outstanding advances and amortizing notes totaling $23.6 million. The Company also has a repurchase agreement with a correspondent bank providing an additional $10 million in liquidity, which is secured by the Company’s mortgage-backed securities. There were no advances outstanding under the repurchase agreement at March 31, 2009.

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

At March 31, 2009, the Company had $3.0 million in loan commitments to borrowers and unused lines of credit of approximately $6.7 million. For the first quarter ended March 31, 2009, the Company originated loans of $10.9 million, as compared to $7.3 million of loans originated in the first quarter of March 31, 2008. There were 10 loans sold during the first quarter ended March 31, 2009 with net proceeds of $1.3 million as compared to no loans sold during the first quarter of March 31, 2008. Letters of credit outstanding at March 31, 2009 totaled $19,000.

Time deposit accounts scheduled to mature within one year were $47.1 million at March 31, 2009. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with the Company. We are committed to maintaining a strong liquidity position; therefore, the Company monitors its liquidity position on a daily basis. The Company anticipates that it will have sufficient funds to meet its current funding commitments. The marginal cost of new funding however, whether from deposits or borrowings from the Federal Home Loan Bank, will be carefully considered as the Company monitors its liquidity needs. Therefore, in order to minimize its costs of funds, the Company may consider additional borrowings from the Federal Home Loan Bank in the future.

At March 31, 2009, the Bank exceeded each of the applicable regulatory capital requirements. The Bank’s leverage (Tier 1) capital at March 31, 2009 was $16.8 million, or 9.2% of adjusted assets. In order to be classified as “well-capitalized” by the Office of Thrift Supervision (“OTS”), the Bank is required to have Tier 1 capital of $9.1 million, or 5.00% of adjusted assets. To be classified as a well-capitalized bank by the OTS, the Bank must also have a total risk-based capital ratio of 10.0%. At March 31, 20909, the Bank had a total risk-based capital ratio of 14.0%.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required of this item.

Item 4T – Controls and Procedures

The Company has adopted disclosure controls and procedures designed to facilitate the Company’s financial reporting. The disclosure controls currently consist of communications between the Chief Executive Officer, Chief Financial Officer and each department head to identify any new transactions, events, trends or contingencies which may be material to the Company’s operations. In addition, the Company’s Chief Executive Officer, Chief Financial Officer, Audit Committee and independent accountants meet on a quarterly basis and discuss the Company’s material accounting policies. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of these disclosure controls as of the end of the period covered by this report and found them to be effective.

The Company maintains internal control over financial reporting. There have not been any significant changes in such internal control over financial reporting in the last quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1 – Legal Proceedings

At March 31, 2009, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

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

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any ‘affiliated purchaser’ (as defined in Rule 240.10b-18(a)(3)), of common stock during the quarter ended March 31, 2009.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 through January 31	25,000	6.08	25,000	84,825
February 1 through February 28	—	—	—	84,825
March 1 through March 31	10,000	3.68	10,000	74,825

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

Seneca-Cayuga Bancorp, Inc.

Date: May 13, 2009	/s/ Menzo D. Case
Menzo D. Case
President and Chief Executive Officer

Date: May 13, 2009	/s/ Bonnie L. Morlang
Bonnie L. Morlang
Chief Accounting Officer

Index to Exhibits

Exhibit No.	Description	Page No.
31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer	24

31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Accounting Officer	25

32.1	Section 1350 Certification of the Chief Executive Officer and Chief Accounting Officer	26