Form 10-Q
period 2009-06-30
Seneca-Cayuga Bancorp, Inc.
filed 2009-08-13
CIK 1356261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each class of issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at August 13, 2009
Common Stock, par value $0.01	2,379,600

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except share data)

	June 30, 2009	December 31, 2008
Assets

Cash and due from banks	$4,091	$3,854
Interest-bearing deposits in banks	2,272	165

Cash and cash equivalents	6,363	4,019
Interest-bearing term deposits	1,350	2,489
Trading securities	1,857	2,473
Securities available for sale	1,994	2,193
Securities held to maturity (fair value 2009 - $9,892 and 2008 - $13,000)	10,085	12,939
Loans held for sale	678	—
Loans receivable, net of allowance for loan losses (2009 - $620 and 2008 - $558)	151,934	138,002
Federal Home Loan Bank of New York stock, at cost	1,369	1,759
Premises and equipment, net	7,296	6,254
Foreclosed assets	123	155
Bank-owned life insurance	3,632	3,574
Pension plan asset	1,615	86
Intangible assets, net and goodwill	349	362
Accrued interest receivable	654	684
Other assets	1,863	2,051

Total assets	$191,162	$177,040

Liabilities and Shareholders’ equity

Liabilities

Noninterest bearing deposits	$12,824	$11,308
Interest-bearing deposits	137,889	117,628

Total deposits	150,713	128,936
Short-term borrowings	—	10,700
Long-term debt	20,728	18,316
Advances from borrowers for taxes and insurance	1,080	860
Official checks	960	644
Other liabilities	763	741

Total liabilities	174,244	160,197

Commitments and contingencies	—	—

Shareholders’ equity

Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 9,000,000 shares authorized, shares issued – 2,380,500 and shares outstanding – 2009 – 2,336,300 and 2008 – 2,371,300	24	24
Additional paid-in-capital	9,898	9,913
Retained earnings	9,591	9,409
Treasury stock, at cost, 2009 – 44,200 and 2008 – 9,200 shares	(252)	(63)
Accumulated other comprehensive loss	(1,591)	(1,664)
Unearned ESOP shares, at cost	(752)	(776)

Total shareholders’ equity	16,918	16,843

Total liabilities and shareholders’ equity	$191,162	$177,040

See accompanying notes to unaudited consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	For the three months ended June 30,
	2009	2008
Interest and dividend income:
Loans, including fees	$2,150	$1,714
Debt securities:
Mortgage-backed	137	183
Tax-exempt	17	3
Trading securities	6	54
Interest-bearing term deposits	7	20
Other	33	61

Total interest and dividend income	2,350	2,035

Interest expense:
Deposits	803	835
Short-term borrowings	1	—
Long-term debt	183	91

Total interest expense	987	926

Net interest income	1,363	1,109
Provision for loan losses	45	33

Net interest income after provision for loan losses	1,318	1,076

Noninterest income:
Banking fees and service charges	296	278
Insurance commissions	143	160
Mortgage banking income, net	6	27
Net gain (loss) on trading securities	9	(111)
Other than temporary security impairment	—	(245)
Other	32	30

Total noninterest income	486	139

Noninterest expense:
Compensation and benefits	770	779
Occupancy and equipment expenses	266	234
Service charges	158	145
Professional fees	122	83
Advertising	97	87
Directors fees	38	37
Supplies	25	20
Telephone and postage	59	51
FDIC assessments	135	5
Amortization of intangible assets	6	7
Other	56	63

Total noninterest expense	1,732	1,511

Income (loss) before income taxes	72	(296)
Income tax expense	25	29

Net income (loss)	$47	$(325)

Income (loss) per common share - basic	$0.02	$(0.14)

Weighted average number of common shares outstanding - basic	2,261	2,299

See accompanying notes to unaudited consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	For the six months ended June 30,
	2009	2008
Interest and dividend income:
Loans, including fees	$4,226	$3,374
Debt securities:
Mortgage-backed	288	376
Tax-exempt	29	4
Trading securities	17	117
Interest-bearing term deposits	26	20
Other	49	129

Total interest and dividend income	4,635	4,020

Interest expense:
Deposits	1,553	1,672
Short-term borrowings	23	1
Long-term debt	360	190

Total interest expense	1,936	1,863

Net interest income	2,699	2,157
Provision for loan losses	86	63

Net interest income after provision for loan losses	2,613	2,094

Noninterest income:
Banking fees and service charges	567	554
Insurance commissions	367	384
Mortgage banking income, net	41	53
Net loss on trading securities	(10)	(116)
Other than temporary security impairment	—	(245)
Other	70	51

Total noninterest income	1,035	681

Noninterest expense:
Compensation and benefits	1,552	1,544
Occupancy and equipment expenses	541	466
Service charges	302	278
Professional fees	243	177
Advertising	193	166
Directors fees	79	74
Supplies	44	40
Telephone and postage	115	101
FDIC assessments	161	10
Amortization of intangible assets	13	14
Other	121	125

Total noninterest expense	3,364	2,995

Income (loss) before income taxes	284	(220)
Income tax expense	102	51

Net income (loss)	$182	$(271)

Income (loss) per common share - basic	$0.08	$(0.12)

Weighted average number of common shares outstanding - basic	2,294	2,298

See accompanying notes to unaudited consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Shareholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2008 and 2007

(Dollars In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Total Shareholders’ Equity
Balance, January 1, 2008	$24	$9,934	$9,916	$—	$(469)	$(840)	$18,565

Cumulative effect of a change in accounting principle upon the change in pension plan measurement date under SFAS 158 (net of $5 tax expense)	—	—	(19)	—	4	—	(15)

Comprehensive income (loss):

Net loss	—	—	(271)	—	—	—	(271)
Pension plan gains and losses and past service liability recognized in pension expense (net of $5 tax expense)	—	—	—	—	8	—	8
Unrealized holding gains on securities available for sale (net of $10 tax expense)	—	—	—	—	17	—	17

Total comprehensive loss							(246)

Treasury stock purchase (900 shares)	—	—	—	(7)	—	—	(7)

ESOP shares committed to be released (3,112 shares)	—	(9)	—	—	—	32	23

Balance, June 30, 2008	$24	$9,925	$9,626	$(7)	$(440)	$(808)	$18,320

Balance, January 1, 2009	$24	$9,913	$9,409	$(63)	$(1,664)	$(776)	$16,843

Comprehensive income:
Net income	—	—	182	—	—	—	182
Pension plan gains and losses and past service liability recognized in pension expense (net of $41 tax expense)	—	—	—	—	67	—	67
Unrealized holding gains on securities available for sale (net of $4 tax expense)	—	—	—	—	6	—	6

Total comprehensive income							255

Treasury stock purchase (35,000 shares)	—	—	—	(189)	—	—	(189)

ESOP shares committed to be released (3,112 shares)	—	(15)	—	—	—	24	9

Balance, June 30, 2009	$24	$9,898	$9,591	$(252)	$(1,591)	$(752)	$16,918

See accompanying notes to unaudited consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$182	$(271)
Adjustments to reconcile net income (loss) to net cash (used by) provided by operating activities:
Accretion of discounts net of amortization of premiums	(3)	(4)
Net change in trading securities	616	1,481
Other than temporary security impairment	—	245
Loans originated for sale	(3,457)	—
Proceeds from sale of loans	2,781	—
Gains on sale of loans	(3)	—
Mark to market adjustment on loans held for sale	10	—
Provision for loan losses	86	63
Depreciation and amortization	208	187
Foreclosed asset impairment	18	—
Non-cash ESOP expense	9	23
Income from bank-owned life insurance	(58)	(43)
Increase in pension plan asset	(1,421)	(8)
Amortization of intangible assets	13	14
Decrease (increase) in accrued interest receivable	30	(49)
Decrease (increase) in other assets	142	(115)
Increase in official checks and other liabilities	338	196

Net cash (used by) provided by operating activities	(509)	1,719

Cash flows from investing activities:
Maturity of interest-bearing term deposits	2,489	—
Purchase of interest-bearing term deposits	(1,350)	(4,388)
Maturities and calls of securities held-to-maturity	2,005	10
Principal repayments on securities available for sale	212	95
Principal repayments on securities held-to-maturity	1,640	1,500
Purchases of securities held-to-maturity	(790)	(2,000)
Net increase in loans	(14,150)	(10,049)
Purchases of Federal Home Loan Bank stock	(1,150)	(155)
Proceeds from sale of Federal Home Loan Bank stock	1,540	301
Proceeds from sale of foreclosed assets	137	—
Purchases of premises and equipment	(1,250)	(1,649)

Net cash used by investing activities	(10,667)	(16,335)

Cash flows from financing activities:
Increase in deposits	21,777	14,160
Net decrease in short-term borrowings	(10,700)	—
Repayment of long-term debt	(2,088)	(1,913)
Proceeds from long-term debt	4,500	—
Increase in advance payments by borrowers for taxes and insurance	220	153
Treasury stock purchased	(189)	(7)

Net cash provided by financing activities	13,520	12,393

Net change in cash and cash equivalents	2,344	(2,223)
Cash and cash equivalents at beginning of period	4,019	7,421

Cash and cash equivalents at end of period	$6,363	$5,198

Supplementary information:
Interest paid	$1,943	$1,874
Income taxes paid	2	2
Net loans transferred to foreclosed real estate	123	121

See accompanying notes to unaudited consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

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

In preparing the accompanying consolidated financial statements, management has evaluated subsequent events through August 13, 2009 (the financial statement issue date). The unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the years ended December 31, 2008 and 2007, included in its Annual Report filed on Form 10-K dated March 27, 2009.

Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The consolidated financial statements at June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 include the accounts of Seneca-Cayuga Bancorp, Inc., Seneca Falls Savings Bank (the “Bank”) and the Bank’s wholly-owned subsidiary, Seneca-Cayuga Personal Services, LLC. All intercompany balances and transactions have been eliminated in consolidation.

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

3.	Securities

Investments in securities available-for-sale and held-to-maturity at June 30, 2009 and December 31, 2008 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2009:
Securities available-for-sale:
Residential mortgage-backed securities	$929	$37	$—	$966
Equity securities	1,022	6	—	1,028

Total securities available-for-sale	$1,951	$43	$—	$1,994

Securities held-to-maturity:
State and political subdivisions	$862	$4	$(3)	$863
Residential mortgage-backed securities	9,223	303	(497)	9,029

Total securities held-to-maturity	$10,085	$307	$(500)	$9,892

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2008:
Securities available-for-sale:
Residential mortgage-backed securities	$1,138	$33	$—	$1,171
Equity securities	1,022	—	—	1,022

Total securities available-for-sale	$2,160	$33	$—	$2,193

Securities held-to-maturity:
State and political subdivisions	$2,077	$4	$—	$2,081
Residential mortgage-backed securities	10,862	263	(206)	10,919

Total securities held-to-maturity	$12,939	$267	$(206)	$13,000

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009, are as follows:

	12 Months or Less		More Than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(in thousands)
June 30, 2009:
Securities held-to-maturity:
State and political subdivisions	$789	(3)	$—	$—	$789	$(3)
Mortgage-backed securities	—	—	622	(497)	622	(497)

Total securities held-to-maturity	$789	$(3)	$622	$(497)	$1,411	$(500)

The Company evaluates its held-to-maturity and available-for-sale portfolios for other-than-temporary impairment (“OTTI”) on a quarterly basis. In completing its analysis, management considered (1) the length of time and extent to which the fair value had been less than cost, (2) the financial condition of the issuer and adverse conditions specifically related to the security, industry or geographic area, (3) failure of the issuer of the security to make scheduled interest or principal payments, (4) any changes to the rating of a security by a rating agency and (5) the presence of credit enhancements, if any, including the guarantee of the federal government or any of its agencies.

For debt securities, OTTI is considered to have occurred if (1) the Company intends to sell the security, (2) it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis, or (3) if the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. In determining the present value of expected cash flows, the Company discounts the expected cash flows at the effective interest rate implicit in the security at the date of acquisition or, for debt securities that are beneficial interests in securitized financial assets, at the current rate used to accrete the beneficial interest. In estimating cash flows expected to be collected, the Company uses available information with respect to security prepayment speeds, expected deferral and default rates and severity, whether subordinated interests, if any, are capable of absorbing estimated losses and the value of any underlying collateral.

In determining whether OTTI has occurred for equity securities, the Company considers the applicable factors described above and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow any anticipated recovery in fair value.

At June 30, 2009, a collateralized mortgage obligation issued by Country Wide was in a continuous unrealized loss position for 12 months or more, with a carrying value of $1,119,000 and fair value of $622,000 on June 30, 2009. The underlying collateral is primarily one-to-four family residential mortgages and are generally

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

performing according to their respective terms. The credit support for our tranche has increased from 7.15% to 18.25% since its original issuance in 2004, and 9.14% of the mortgages are delinquent 90 days or more. There are no mortgages with original loan-to-value ratios exceeding 80% without primary mortgage insurance. The yield earned on the security is consistent with our original expectations, and the prepayment speed is slightly less than originally expected. S&P has rated our tranche “AAA.” Accordingly, it is not expected to be settled at a price less than the par value of the security because the decline in fair value is not based on credit quality.

Because the Company does not intend to sell, nor does it believe that it will more likely than not be required to sell this security prior to a recovery of its fair value to amortized cost, the Company does not consider this investment to be other-than-temporarily impaired as of June 30, 2009.

During the first quarter of 2008, the Company determined that an investment in a large cap mutual fund was other-than-temporarily impaired, and accordingly recorded an other-than-temporary impairment loss of $245,000. The Company was not certain when the fair value would equal its carrying value, and accordingly, concluded the charge against earnings was required. The Company has maintained its investment in the large cap mutual fund, and its carrying value at June 30, 2009 is $1,028,000. No other-than-temporary impairment losses were recorded during the six months ended June 30, 2009.

The following is a summary of the amortized cost and estimated fair values of debt securities at June 30, 2009, by remaining term to contractual maturity other than mortgage-backed securities. Actual maturities may differ from these amounts because certain issuers have the right to call or redeem their obligations prior to contractual maturity. The contractual maturities of mortgage-backed securities generally exceed 20 years; however, the effective average life is expected to be substantially shorter due to anticipated repayments and prepayments.

	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due over one year through five years	$—	$—	$65	$69
Due over five through ten years	—	—	7	7
Due over ten years	—	—	790	787

	—	—	862	863
Residential mortgage-backed securities	929	966	9,223	9,029

Total	$929	$966	$10,085	$9,892

There were no sales of available-for-sale or held-to-maturity securities for the six months ended June 30, 2009 and 2008.

4.	Pension Benefits

The composition of net periodic benefit plan cost for the three and six months ended June 30 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Service cost	$51	$49	$102	$98
Interest cost	65	59	130	118
Expected return on assets	(131)	(95)	(262)	(190)
Amortization of net losses	58	11	116	22
Amortization of past service liability (credit)	(4)	(4)	(8)	(8)

Net periodic pension expense	$39	$20	$78	$40

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

The Company has contributed $1.5 million to its pension plan in 2009, and no further contributions are anticipated this year.

5.	Comprehensive Income

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

The components of other comprehensive income and related tax effects for the three and six months ended June 30 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Unrealized holding gains (losses) on securities available-for-sale	$113	$(134)	$10	$(218)
Reclassification adjustment for losses recognized in income	—	245	—	245

Net unrealized gains on securities available for sale	113	111	10	27
Reclassification adjustment for amortization of pension plan net loss and past service credit recognized in net periodic pension expense	54	6	108	13

	167	117	118	40
Tax (benefit) expense	(64)	44	(45)	15

Other comprehensive income	$103	$73	$73	$25

The components of accumulated other comprehensive loss, net of related tax effects, are as follows:

	June 30, 2009	December 31, 2008
	(in thousands)
Unrealized losses on securities available-for-sale (net of tax benefit 2009 – ($17); 2008 – ($13)	$26	$20
Net pension losses and past service credit (net of tax benefit 2009 - $1,030; 2008 - $1,071)	(1,617)	(1,684)

	$(1,591)	$(1,664)

6.	Fair Value Accounting

Management uses its best judgment in estimating the fair value of the Bank’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Bank could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective reporting dates and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each reporting date.

The following information should not be interpreted as an estimate of the fair value of the entire Bank since a fair value calculation is only provided for a limited portion of the Bank’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparison between the Bank’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Bank’s financial instruments at June 30, 2009 and December 31, 2008.

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

The following methods and assumptions were used by the Company in estimating fair values for financial instruments.

Cash and cash equivalents: The carrying amounts of cash and cash equivalents approximate fair values.

Interest-bearing term deposits held in banks: The carrying amounts of interest-bearing deposits held in banks approximate fair values.

Securities: The fair values of trading, available-for sale and held-to-maturity securities are obtained from an independent third party and are based on quoted prices on nationally recognized exchange (Level 1), where available. If quoted prices are not available, fair values are measured by utilizing matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2). Management made no adjustment to the fair value quotes that were received from the independent third party pricing service.

Federal Home Loan Bank (FHLB) of New York Stock: The carrying value of FHLB stock approximates fair value based on the redemption provisions of the FHLB. There have been no identified events or changes in circumstances that may have a significant adverse effect on the FHLB stock. Based on our evaluation, we have concluded that our FHLB stock is not impaired at June 30, 2009.

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

The following table presents a comparison of the carrying amount and estimated fair value of the Company’s financial instruments:

	At June 30, 2009		At December 31, 2008
	Carrying Amount	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$6,363	$6,363	$4,019	$4,019
Interest-bearing term deposits in banks	1,350	1,350	2,489	2,489
Trading securities	1,857	1,857	2,473	2,473
Securities available-for-sale	1,994	1,994	2,193	2,193
Securities held-to-maturity	10,085	9,892	12,939	13,000
Loans receivable	151,934	157,347	138,002	142,424
Federal Home Loan Bank of New York stock	1,369	1,369	1,759	1,759
Accrued interest receivable	654	654	684	684
Financial liabilities:
Deposits	150,713	152,799	128,936	131,015
Short-term borrowings	—	—	10,700	10,711
Long-term debt	20,728	20,647	18,316	18,854
Accrued interest payable	67	67	74	74
Off-balance sheet instruments:
Commitments to extend credit	—	—	—	—

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

SFAS 157 established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are as follows:

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

Description	June 30, 2009	Fair Value Measurements at June 30, 2009
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Trading securities	$1,857	$184	$1,673	$—
Securities available-for-sale	1,994	1,028	966	—

Total	$3,851	$1,212	$2,639	$—

Description	December 31, 2008	Fair Value Measurements at December 31, 2008
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Trading securities	$2,473	$2,473	$—	$—
Securities available-for-sale	2,193	2,193	—	—

Total	$4,666	$4,666	$—	$—

We changed the valuation technique used for certain trading securities and securities available-for-sale at June 30, 2009 as compared to the technique used at December 31, 2008. At December 31, 2008, the security values were determined using unadjusted quote prices in active markets for the actual securities. At June 30, 2009, the valuation used for some of the securities was based on matrix pricing, a Level 2 approach. The change was necessary because there was not an active market at June 30, 2009 for some of the mortgage-backed securities held.

In addition to disclosures of the fair value of assets on a recurring basis, SFAS 157 requires disclosures for asset and liabilities measured at fair value on a nonrecurring basis, such as impaired assets, in the period in which a re-measurement at fair value is performed. There were no assets or liabilities whose carrying values were re-measured at fair value during the six months ended June 30, 2009.

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

7.	Discontinued Operations

In December 2008, we committed to a plan to sell our insurance segment, and on February 5, 2009, we accepted a letter of intent from a third party indicating their intention to acquire our Agency’s insurance business. We made the decision to sell this segment upon determining that, despite restructuring, we were unable to earn an acceptable return on our investment. The negotiations were called off in June 2009, as the acquirer’s key principal had become ill and withdrew his participation in the purchase. The Bank will maintain ownership in the Agency and is not actively seeking a buyer. Subject to market conditions and its ability to attract qualified insurance brokerage experts, the Bank may expand the market presence of the Agency. The carrying value of goodwill associated with the Agency is $327,000 at June 30, 2009 and, based on our analysis, no impairment has been recorded during 2009.

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

Information about the segments is presented in the following table for the period indicated:

	For the Three Months Ended June 30, 2009			For the Three Months Ended June 30, 2008
	Banking Activities	Insurance Activities	Total	Banking Activities	Insurance Activities	Total
	(in thousands)
Net interest income	$1,361	$2	$1,363	$1,109	$—	$1,109
Provision for loan losses	45	—	45	33	—	33

Net interest income after provision for loan losses	1,316	2	1,318	1,076	—	1,076
Other income (loss)	343	143	486	(21)	160	139
Compensation and benefits	(682)	(88)	(770)	(666)	(113)	(779)
Amortization of intangible assets	—	(6)	(6)	—	(7)	(7)
Other noninterest expense	(897)	(59)	(956)	(683)	(42)	(725)

Income (loss) before income taxes	80	(8)	72	(294)	(2)	(296)
Income tax (expense) benefit	(27)	2	(25)	(30)	1	(29)

Net Income ( loss)	$53	$(6)	$47	$(324)	$(1)	$(325)

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

	For the Six Months Ended June 30, 2009			For the Six Months Ended June 30, 2008
	Banking Activities	Insurance Activities	Total	Banking Activities	Insurance Activities	Total
	(in thousands)
Net interest income	$2,697	$2	$2,699	$2,157	$—	$2,157
Provision for loan losses	86	—	86	63	—	63

Net interest income after provision for loan losses	2,611	2	2,613	2,094	—	2,094
Other income	668	367	1,035	297	384	681
Compensation and benefits	(1,354)	(198)	(1,552)	(1,317)	(227)	(1,544)
Amortization of intangible assets	—	(13)	(13)	—	(14)	(14)
Other noninterest expense	(1,724)	(75)	(1,799)	(1,356)	(81)	(1,437)

Income (loss) before income taxes	201	83	284	(282)	62	(220)
Income tax (expense) benefit	(69)	(33)	(102)	(26)	(25)	(51)

Net Income (loss)	$132	$50	$182	$(308)	$37	$(271)

Total assets	$191,321	$850	$192,171	$157,558	$891	$158,449

The following represents a reconciliation of the Company’s reported segment assets at:

	June 30,
	2009	2008
	(in thousands)
Total assets for reportable segments	$192,171	$158,449
Elimination of intercompany balances	(1,009)	(938)

Consolidated total	$191,162	$157,511

The accounting policies of each segment are the same as those described in the summary of significant accounting policies included in Note 2 to the Company’s consolidated financial statements as of and for the year ended December 31, 2008 as included in the Company’s Annual Report on Form 10-K.

9.	Recent Accounting Pronouncements

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

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140. This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009. We have not determined the effect that the adoption of SFAS 166 will have on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This statement amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an

Seneca-Cayuga Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

interpretation of ARB No. 51, or FIN 46(R), to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for fiscal years beginning after November 15, 2009. We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

Seneca-Cayuga Bancorp, Inc.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Throughout the Management’s Discussion and Analysis (“MD&A”) the term “Company” refers to the consolidated entity of Seneca-Cayuga Bancorp, Inc., Seneca Falls Savings Bank (the “Bank”) and Seneca-Cayuga Personal Services, LLC. Seneca-Cayuga Personal Services, LLC is a wholly owned subsidiary of the Bank. At June 30, 2009, Seneca Falls Savings Bank, MHC, the Company’s mutual holding company parent, held approximately 56% of the Company’s outstanding common stock.

Forward-Looking Statements

This Quarterly Report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, the current economic crisis, changes in economic conditions including real estate values in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, the level of deposit insurance premiums, demand for loans in the Company’s market areas, competition in both the banking and insurance markets, the impact of national economic conditions including problems in the securities markets, on its securities portfolio and mutual fund and the success of our expansion plan, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Securities:

Securities available-for-sale are reported at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss) and securities held-to-maturity for which the Company has the positive ability and intent to hold to maturity are reported at cost adjusted for premiums and discounts that are recognized in interest income using the level yield method. In accordance with FSP No. FAS 115-2 and FAS 124-2 unrealized credit losses on debt securities and all unrealized losses on equity securities are charged to earnings as an impairment loss when the decline in fair value of a security is judged to be other-than-temporary. The Company evaluates its held-to-maturity and available-for-sale portfolios for other-than-temporary impairment (“OTTI”) on a quarterly basis. In completing its analysis, management considered (1) the length of time and extent to which the fair value had been less than cost, (2) the financial condition of the issuer and adverse conditions specifically related to the security, industry or geographic area, (3) failure of the issuer of the security to make scheduled interest or principal payments, (4) any changes to the rating of a security by a rating agency and (5) the presence of credit enhancements, if any, including the guarantee of the federal government or any of its agencies.

For debt securities, OTTI is considered to have occurred if (1) the Company intends to sell the security, (2) it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis, or (3) if the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. In determining the present value of expected cash flows, the Company discounts the expected cash flows at the effective interest rate implicit in the security at the date of acquisition or, for debt securities that are beneficial interests in securitized financial assets, at the current rate used to accrete the beneficial interest. In estimating cash flows expected to be collected, the Company uses available information with respect to security prepayment speeds, expected deferral and default rates and severity, whether subordinated interests, if any, are capable of absorbing estimated losses and the value of any underlying collateral.

In determining whether OTTI has occurred for equity securities, the Company considers the applicable factors described above and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow any anticipated recovery in fair value.

For the six months ended June 30, 2009, the Company did not recognize any other-than-temporary impairment losses. The Company recognized other-than-temporary impairment losses of $245,000 for the six months ended June 2008. Future losses could be recognized if it is determined that securities are other-than-temporarily impaired.

Income Taxes:

Deferred income tax assets and liabilities are determined using the liability method. Under this method, the net deferred tax asset or liability is recognized for the future tax consequences attributable to differences between the

Seneca-Cayuga Bancorp, Inc.

financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating losses, capital losses and contribution carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. To the extent that current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established. The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change. The Company’s effective tax rate differs from the statutory rate due to non-taxable bank owned life insurance income, non-taxable municipal bond income and, for the three and six months ended June 30, 2008, the valuation allowance established on the capital loss carry forwards.

Overview

Our results of operations depend in part on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities (including mortgage-backed and other securities) and other interest-earning assets primarily cash and interest bearing deposits, and the interest paid on our interest-bearing liabilities, consisting primarily of savings accounts, money market accounts, transaction accounts, certificates of deposit, long- and short-term borrowings and Federal Home Loan Bank advances. Our results of operations also are affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of deposit account fees and service charges, dividends on mutual funds, increases in cash value-insurance, insurance commissions, gains and losses on the sale or impairment of securities, gains and losses on trading securities and miscellaneous other income. In addition, non-interest income reflects changes in fair value for our trading securities, which may have a significant impact on our future results of operations. Non-interest expense currently consists primarily of compensation and employee benefits, occupancy and equipment expenses, advertising and marketing, service charges, professional fees, directors’ fees, supplies and other operating expenses, including assessments for deposit insurance. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

The government’s actions taken in response to the current economic crisis have been unprecedented, and included the approval of a $700 billion allocation toward purchasing troubled assets and stabilizing large financial institutions, temporarily guaranteeing senior debt of certain FDIC-insured institutions, increasing FDIC insurance to $250,000 for all deposit accounts through December 31, 2013 and extending unlimited FDIC insurance on non-interest bearing deposit transaction accounts. There will likely be increased regulatory oversight implemented as a result of these actions. In addition, a substantial portion of the cost associated with economic recovery plans will likely be shifted to financial institutions in the manner similar to that during the 1980’s savings and loan crisis. The additional regulatory burden and costs may be significant to the Company.

The FDIC increased the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. The FDIC also changed the way federal deposit insurance assessment rates are calculated beginning in the second quarter of 2009 and thereafter. Due to the changes implemented, our regular FDIC assessment rate for the first six months of 2009 increased by $40,000. Because of adjustments to its initial base assessment rate, we believe the rule will have a material negative effect on our earnings. The FDIC also adopted an interim rule imposing a 5 basis point emergency special assessment. The assessment is $88,000 which was included as an expense for the six months ended June 30, 2009 and will be paid on September 30, 2009. The interim rule would also permit the FDIC to impose an additional emergency special assessment, of up to 10 basis points, if necessary, to maintain public confidence in federal deposit insurance.

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

	For the Three Months Ended June 30,
	2009			2008
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$146,301	$2,150	5.88%	$110,415	$1,714	6.21%
Mortgage-backed securities	10,786	137	5.08	13,536	183	5.41
Trading securities	2,023	6	1.19	4,411	54	4.90
Other interest-earning assets	7,451	57	3.06	11,804	84	2.85

Total interest-earning assets	166,561	2,350	5.64	140,166	2,035	5.81

Noninterest-earning assets	18,937			15,250

Total assets	$185,498			$155,416

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits and escrow	$12,022	25	0.83%	$12,899	54	1.67%
Money market accounts	7,473	38	2.03	4,778	22	1.84
Savings accounts	48,659	201	1.65	45,397	187	1.65
Certificates of deposit	64,476	539	3.34	52,448	572	4.36

Total interest-bearing deposits	132,630	803	2.42	115,522	835	2.89
Borrowings	21,747	184	3.38	8,666	91	4.20

Total interest-bearing liabilities	154,377	987	2.56	124,188	926	2.98

Noninterest-bearing liabilities	14,117			12,610

Total liabilities	168,494			136,798
Equity	17,004			18,618

Total liabilities and equity	$185,498			$155,416

Net interest income		$1,363			$1,109

Interest rate spread			3.08%			2.83%
Net interest-earning assets	$12,184			$15,978

Net interest margin			3.27%			3.16%
Average interest-earning assets to average interest-bearing liabilities		107.89%			112.87%

Seneca-Cayuga Bancorp, Inc.

	For the Six Months Ended June 30,
	2009			2008
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$143,326	$4,226	5.90%	$108,099	$3,374	6.24%
Mortgage-backed securities	11,287	288	5.10	13,966	376	5.38
Trading securities	2,166	17	1.57	4,794	117	4.88
Other interest-earning assets	7,541	104	2.76	9,591	153	3.19

Total interest-earning assets	164,320	4,635	5.64	136,450	4,020	5.89

Noninterest-earning assets	18,889			14,504

Total assets	$183,209			$150,954

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits and escrow	$11,339	45	0.79%	$10,525	66	1.25%
Money market accounts	7,158	73	2.04	4,851	45	1.86
Savings accounts	47,135	382	1.62	44,810	416	1.86
Certificates of deposit	61,867	1,053	3.40	51,173	1,145	4.48

Total interest-bearing deposits	127,499	1,553	2.44	111,359	1,672	3.00
Borrowings	24,673	383	3.10	9,016	191	4.24

Total interest-bearing liabilities	152,172	1,936	2.54	120,375	1,863	3.10

Noninterest-bearing liabilities	13,729			11,984

Total liabilities	165,901			132,359
Equity	17,308			18,595

Total liabilities and equity	$183,209			$150,954

Net interest income		$2,699			$2,157

Interest rate spread			3.10%			2.79%
Net interest-earning assets	$12,148			$16,075
Net interest margin			3.29%			3.16%
Average interest-earning assets to average interest-bearing liabilities		107.98%			113.35%

Results of Operations for the Three Months Ended June 30, 2009 and 2008

General. Net income increased $372,000 to $47,000 for the three months ended June 30, 2009 compared to a loss of $325,000 for the same period in the prior year. The increase was primarily attributable to a $254,000 increase in net interest income and a $347,000 increase in noninterest income, partially offset by a $221,000 increase in noninterest expense.

Net Interest Income. Net interest income increased $254,000, or 22.9%, to $1.4 million for the three months ended June 30, 2009 from $1.1 million for the three months ended June 30, 2008. The increase was due primarily to a $26.4 million, or 18.8%, increase in average interest-earning assets and a 42 basis point decrease in the cost of interest-bearing liabilities, offset partially by a $30.2 million, or 24.3%, increase in average interest-earning liabilities and a 17 basis point decrease in the average interest-earning asset yield. The increase in the average interest-earning assets is due to higher loan volume driven by the low rate environment, which translated to lower asset yield and a decrease in the cost of interest-bearing liabilities

Interest and Dividend Income. Interest income increased $315,000, or 15.5%, to $2.4 million for the three months ended June 30, 2009 from $2.0 million for the three months ended June 30, 2008. Interest income from loans increased $436,000, or 25.4%, offset by decreases in interest from mortgage-backed securities, trading securities and other interest earning assets of $46,000, $48,000 and $27,000, respectively.

Seneca-Cayuga Bancorp, Inc.

The increased interest and fee income from loans is primarily due to the $35.9 million, or 32.5%, increase in the average loans outstanding to $146.3 million for the quarter ended June 30, 2009 from $110.4 million for the quarter ended June 30, 2008. Increased loan volumes were driven by the low rate environment which also reduced the average yield earned on loans by 33 basis points to 5.88% for the three months ended June 30, 2009 from 6.21% for the three months ended June 30, 2008.

Mortgage-backed securities interest income decreased as a result of average balances decreasing $2.8 million, or 20.3%, to $10.8 million for the three months ended June 30, 2009 from $13.5 million for the three months ended June 30, 2008 and to yield earned declining 33 basis points. Because the loan volume is significant, we have not purchased additional mortgage-backed securities. The existing mortgage-backed securities portfolio is comprised primarily of variable rate securities which have repriced due to the low rate environment.

Trading securities average balances decreased $2.4 million, or 54.1%, to $2.0 million for the three months ended June 30, 2009 from $4.4 million for the three months ended June 30, 2008, which is the primary reason for the reduced interest income. The remaining securities are variable rate securities, which have adjusted downward in concert with the general rate environment.

Interest from other interest-earning assets decreased $27,000, or 32.1%, to $57,000 for the three months ended June 30, 2009 from $84,000 for the three months ended June 30, 2008, which is primarily due to other average interest-earning assets decreasing $4.4 million from $11.8 million at June 30, 2008 to $7.5 million at June 30, 2009. With greater loan volume, we have reduced our other interest-earning asset balances.

Interest Expense. Interest expense increased $61,000, or 6.6%, to $987,000 for the three months ended June 30, 2009 from $926,000 for the three months ended June 30, 2008. The net increase in interest expense resulted from a decrease of $29,000, or 53.7%, in demand deposit interest expense and a $33,000, or 5.8%, decrease in certificate of deposits interest expense, offset by an increase of $93,000, or 102.2% in borrowings interest expense, an increase of $14,000, or 7.5%, in savings deposit accounts interest expense and an increase of $16,000, or 72.7%, on money market accounts.

The decrease in demand deposit interest expense is attributable to a decrease in the average balance of $877,000, or 6.8%, to $12.0 million for the three months ended June 30, 2009 from $12.9 million for the three months ended June 30, 2008 and an 84 basis point decrease in the average demand deposits cost during the same comparable period. During 2008, we had introduced a high-yield e-statement checking account with the opening of our new Auburn Auto Bank. The rates have since been reduced in response to the general rate environment, which has resulted in reduction in checking account balances.

Certificate of deposit interest expense decreased $33,000, or 5.8%, to $539,000 for the three months ended June 30, 2009 from $572,000 for the three months ended June 30, 2008 which is primarily attributable to a 102 basis point decrease in certificates of deposit cost to 3.34% for the three month ended June 30, 2009 from 4.36% for the three months ended June 30, 2008. The average cost decreased as rates offered on new and maturing certificates of deposit were reduced as a result of the current low rate environment.

Interest expense on borrowings increased $93,000 to $184,000 for the three months ended June 30, 2009 from $91,000 for the three months ended June 30, 2008. The primary reason for the increased borrowing expense is that the average borrowings increased $13.1 million, or 151.0%, to $21.7 million for the three months ended June 30, 2009 from $8.7 million for the three months ended June 30, 2008. The increase in the average borrowings balance, which was primarily used in the funding of our loan growth, was partially offset by an 82 basis point decrease in borrowing costs to 3.38% from 4.20% during the comparable period, which is consistent with the current low rate environment.

Savings interest expense increased $14,000, or 7.50%, to $201,000 for the three months ended June 30, 2009 from $187,000 for the three months ended June 30, 2008, which was due to average savings increasing $3.3 million, or 7.20%, to $48.7 million for the three months ended June 30, 2009 from $45.4 million for the three months ended June 30, 2008. The increased average balances were the result of new account inflow presumably due to a general concern over the economy.

Seneca-Cayuga Bancorp, Inc.

Money market interest expense increased $16,000, or 72.7%, to $38,000 for the three month ended June 30, 3009 from $22,000 for the three months ended June 30, 2008. The increase was attributable to the increase in the average money market balances of $2.7 million, or 56.4%, to $7.5 million at June 30, 2009 from $4.8 million for the three months ended June 30, 2008. The increased average balances were also the result of increased new account activity.

Provision for Loan Losses. The provision for loan losses was $45,000 for the three months ended June 30, 2009 as compared to $33,000 for the three months ended June 30, 2008. Loans in nonaccrual status that were included in loans receivable totaled $167,000 at June 30, 2009 as compared to $216,000 at December 31, 2008. The allowance for loan losses at June 30, 2009 and December 31, 2008 represented 0.11% and 0.16% of total loans, respectively. The provision was increased to reflect the higher risk associated with further diversification of the loan portfolio from residential loans to more nonresidential, commercial, auto and other consumer loans, as well as higher net loans receivable.

Noninterest Income. Noninterest income increased $347,000, or 249.6%, to $486,000 for the three months ended June 30, 2009 from $139,000 for the three months ended June 30, 2008. The increase is primarily due to recording a security impairment in the prior year, a $120,000 increase in income from net trading security activity, an $18,000 increase in banking fees and service charges and a $2,000 increase in other noninterest income, offset partially by a $21,000 decrease in mortgage banking income and a $17,000 decrease in insurance commissions.

During the three months ended June 30, 2008, we recorded a $245,000 impairment on one security, which was not repeated in the current period.

Net trading security activity represents net gains and losses on trading security values and net gains and losses on trading securities sold. The loss incurred during the quarter ended June 30, 2008 was primarily from market value loss of our shares in the AMF Ultra Short Mortgage Fund (the “Fund”), which lost $97,000 for the three months ended June 30, 2008. We have redeemed $250,000 from the Fund every 90 days through 2008 and in 2009, which has reduced our holdings to $185,000. We anticipate redeeming the last of the shares in August 2009, depending on market conditions.

The increase in banking fees and service charges is consistent with our deposit growth and is primarily derived from checking account fees and ATM and debit card fees.

Our mortgage banking income decreased $21,000 during the comparative period as we sold $1.5 million in residential mortgages at a loss of $7,000, mark to market losses of $10,000 on $688,000 of loans held for sale and experienced a $4,000 decrease in servicing income. We did not sell any loans in the prior period.

Insurance commissions decreased during the three months ended June 30, 2009, as we had focused our efforts on selling the Agency during the first portion of the year. Due to health concerns of the principal of the proposed acquirer, the negotiations were stopped in June 2009. Our plan is to refocus our efforts on marketing the Agency’s products and to increase its market penetration.

Noninterest Expense. Noninterest expense increased $221,000, or 14.6%, and was $1.7 million for the three months ended June 30, 2009 as compared to $1.5 million for the three months ended June 30, 2008. The increase is primarily due to a $130,000 increase in FDIC assessments for deposit insurance, $32,000 increase in occupancy & equipment expenses, $13,000 increase in service charges, $39,000 increase in professional fees and $23,000 increase in fees for advertising, supplies and telephone and postage, which were partially offset by a $16,000 decrease in other noninterest expenses.

Our FDIC assessment(s) for deposit insurance includes an $88,000 special assessment that was accrued at June 30, 2009. In addition, our FDIC assessment(s) for deposit insurance increased another $40,000 due primarily to changes made in the calculation method used by the FDIC to determine its regular assessment. We anticipate the FDIC deposit insurance expense to increase further.

The increased occupancy and equipment expense, advertising, supplies and telephone and postage are primarily associated with the opening of offices in Auburn and Union Springs.

Seneca-Cayuga Bancorp, Inc.

Service charges are higher primarily as a result of higher ATM and debit card fees assessed by third parties for increased activity. Professional fees increased due to costs associated with the enhancement and review of the Company’s internal control over financial reporting, which is required by the SEC.

Income Taxes. Income tax expense was $25,000 for the quarter ended June 30, 2009 as compared to $29,000 for the quarter ended June 30, 2008. In the prior year, we had established a valuation allowance against the estimated deferred tax benefit associated with the capital losses realized on the sale of certain securities and the impairment charges as it is more likely than not that we will not have sufficient taxable capital gains to offset the capital losses created. In the current year, the effective tax rate is 34.7%, reflecting some benefit from our nontaxable investment securities and bank-owned life insurance.

Results of Operations for the Six Months Ended June 30, 2009 and 2008

General. Net income increased $453,000 to $182,000 for the six months ended June 30, 2009 compared to a loss of $271,000 for the six months ended June 30, 2008. The increase was attributable to a $542,000 increase in net interest income and a $354,000 increase in non-interest income, offset partially by an increase of $369,000 in noninterest expense and a $51,000 increase in income tax expense.

Net Interest Income. Net interest income increased $542,000, or 25.1%, to $2.7 million for the six months ended June 30, 2009 from $2.2 million for the six months ended June 30, 2008. The increase was attributable to an increase of $27.9 million, or 20.4%, increase in average interest-earning assets and a 56 basis point decrease in the cost of interest-bearing liabilities, offset partially by a $31.8 million, or 26.4%, increase in average interest-bearing liabilities and a 25 basis point decline in the average interest-earning asset yield. The decreased yield from interest-earning assets was primarily because of higher loan volumes at lower rates. The low rate environment also resulted in lower rates for interest-bearing liabilities.

Interest Income. Interest income increased $615,000, or 15.3%, to $4.6 million for the six months ended June 30, 2009 from $4.0 million for the six months ended June 30, 2008, which is the result of loan growth and a reduction in lower yielding trading and mortgage-backed securities and other interest-earning assets.

Average loans increased $35.2 million, or 32.6%, to $143.3 million for the six months ended June 30, 2009 from $108.1 million for the six months ended June 30, 2008. Interest and fee income from loans increased $852,000, or 25.3%, to $4.2 million from $3.4 million during the same period. Yields on loans decreased 34 basis points to 5.90% for the six months ended June 30, 2009 from 6.24% for the six months ended June 30, 2008, which is the result of reducing loan rates in response to the market.

Trading securities average balances decreased $2.6 million, or 54.8%, to $2.2 million for the six months ended June 30, 2009 from $4.8 million for the six months ended June 30, 2008. We have not purchased new securities to replace maturing securities given the strong loan volume. The yield earned on trading securities has declined 331 basis points as the remaining securities are variable rate indexed to LIBOR.

Interest income from mortgage-backed securities decreased $88,000, or 23.4%, to $288,000 for the six months ended June 30, 2009 from $376,000 for the six months ended June 30, 2008 primarily due to a decrease in the average balance of $2.7 million, or 19.2%, to $11.3 million for the six months ended June 30, 2009 from $14.0 million for the six months ended June 30, 2008. We have reduced our mortgage-backed security portfolio due to increased loan volume. The yield earned on the mortgage-backed securities declined 28 basis points because many of the remaining securities are variable rate and have repriced due to the low rate environment.

Average other interest-earning assets decreased $2.1 million, or 21.4%, to $7.5 million for the six months ended June 30, 2009 from $9.6 million for the six months ended June 30, 2008. The reason for the decline in other interest-earning assets is that we focused on maintaining loan growth. Interest earned decreased $49,000, or 32.0%, to $104,000 for the six months ended June 30, 2009 from $153,000 for the six months ended June 30, 2008. The yield earned on average other interest-earning assets decreased 43 basis points to 2.76% for the six months ended June 30, 2009 from 3.19% for the six months ended June 30, 2008 as rates received on term deposits decreased in response to the current rate environment.

Seneca-Cayuga Bancorp, Inc.

Interest Expense. Interest expense increased $73,000, or 3.9%, and was $1.9 million for the six months ended June 30, 2009 and 2008. The increase is primarily attributable to an increase in the cost of our borrowings and money market accounts offset by lower cost for our interest-bearing demand deposit, savings and certificate of deposit accounts.

Average borrowings increased $15.7 million, or 173.7%, to $24.7 million for the six months ended June 30, 2009 from $9.0 million for the six months ended June 30, 2008, which is the result of funding a portion of our asset growth with long-term borrowings.

Average money market accounts increased $2.3 million, or 47.6%, to $7.2 million for the six months ended June 30, 2009 from $4.9 million for the six months ended June 30, 2008, which is the primary reason that the expense increased $28,000 for the comparative period. The average cost of money market accounts increased 18 basis points from 1.86% to 2.04%, as the average individual money market account balances increased and are paid more in our tiered money market product.

Average interest-bearing demand deposits and escrow increased $814,000, or 7.7%, to $11.3 million for the six months ended June 30, 2009 from $10.5 million for the six months ended June 30, 2008. During the same comparable periods, the cost of interest-bearing demand deposits decreased 46 basis points to 0.79% from 1.25%. During 2008, we had introduced a high-yield e-statement checking account with the opening of our new Auburn Auto Bank. The rates have since been reduced in response to the general rate environment.

Average savings accounts increased $2.3 million, or 5.2%, to $47.1 million for the six months ended June 30, 2009 from $44.8 million for the six months ended June 30, 2008. During the same comparable periods, savings interest expense decreased $34,000, or 8.2% to $382,000 from $416,000 and average cost decreased 24 basis points. The increased average balances are due to new account activity at all offices. The decreased savings interest expense is due primarily to a reduction in our IRA savings rates that are tied to a Treasury index.

Average certificates of deposit increased $10.7 million, or 20.9%, to $61.9 million for the six months ended June 30, 2009 from $51.2 million for the six months ended June 30, 2008. During the same time period, the cost of certificates of deposit decreased 108 basis points to 3.40% from 4.48%. The lower average costs were realized despite higher average balances primarily because the average maturity shortened as consumers are not willing to accept longer terms at higher rates given the market’s uncertainty.

Provision for Loan Losses. The provision for loan losses was $86,000 for the six months ended June 30, 2009 and $63,000 for the period ending June 30, 2008. The increased provision reflects the higher risk associated with further diversification of the loan portfolio and higher net loans receivable.

Noninterest Income. Noninterest income increased $354,000, or 52.0%, to $1.0 million for the six months ended June 30, 2009 from $681,000 for the six months ended June 30, 2008. Increases of $13,000 from banking fees, $19,000 from other noninterest income, a decrease of $245,000 in impairment loss and a $106,000 decrease in net losses on trading securities activity, were partially offset by a $12,000 reduction in mortgage banking income and $17,000 decrease in insurance commissions.

For the six months ended June 30, 2008, we recognized an impairment loss on our holdings of the AMF Large Cap Equity Fund (“LCEF”). We have maintained our investment in the LCEF, which is primarily invested in large cap stocks. The market value of the LCEF shares is currently above our carrying value. There are no plans for divesting this security.

For the six months ended June 30, 2008, our investment in the AMF Ultra Short Mortgage Fund (“Fund”) generated net losses of $126,000 as compared to net losses of $18,000 for the six months ended June 30, 2009. We plan to fully divest of the Fund shares during August.

Noninterest Expense. Noninterest expense increased $369,000, or 12.3%, and was $3.4 million for the six months ended June 30, 2009 compared to $3.0 million for the six months ended June 30, 2008. The increase was the result of a $24,000 increase in service charges caused by increased transaction volume, a $66,000 increase in professional fees due to increased costs associated with the development and audit of internal controls over financial reporting, a

Seneca-Cayuga Bancorp, Inc.

$120,000 net increase in occupancy and equipment expense, advertising, supplies, telephone and postage incurred with the opening of our Auburn Auto Bank and Union Springs offices and an increase of $151,000 for FDIC assessment for deposit insurance, which includes an $88,000 special assessment.

Income Taxes. The income tax expense was $102,000 for the six months ended June 30, 2009 as compared to an expense of $51,000 for the six months ended June 30, 2008. The effective rate for the six months ended June 30, 2009 was 35.9%. For the prior comparable period, we established a valuation allowance for the deferred tax benefit capital losses incurred on securities as it is more likely than not that we will not be able to realize the benefit of the tax carryforward.

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

Assets. Total assets increased by $14.1 million, or 8.0%, to $191.2 million at June 30, 2009 from $177.0 million at December 31, 2008 primarily due to an increases in cash and cash equivalents, net loans receivable, premises and equipment and pension plan asset, offset partially by a decrease in interest-bearing term deposits, trading securities and mortgage-backed securities, FHLB stock and other assets.

Cash and cash equivalents. Cash and cash equivalents increased by $2.4 million, or 58.3%, to $6.4 million at June 30, 2009 from $4.0 million at December 31, 2008, as we received funds from maturing interest-bearing term deposits in the second quarter of 2009 which were not immediately re-invested as we consider alternatives available to us.

Interest-bearing term deposits. Interest-bearing term deposits decreased $1.1 million, or 45.8%, to $1.4 million at June 30, 2009 from $2.5 million at December 31, 2008. Term deposits that have matured during the second quarter of 2009 have not been reinvested in term deposits.

Trading securities. Trading securities decreased $616,000, or 25.0%, to $1.9 million at June 30, 2009 from $2.5 million at December 31, 2008. The decrease is primarily from the receipt of principal payments on mortgage-backed securities, which were not reinvested.

Securities. Securities decreased by $3.1 million, or 20.2%, to $12.1 million at June 30, 2009 from $15.1 million at December 31, 2008. The decrease is primarily due to principal payments received and the maturity of a $2.0 million school bond, of which $780,000 was reinvested.

Loans receivable. Loans receivable increased by $14.6 million, or 10.6%, to $152.6 million at June 30, 2009 from $138.0 million at December 31, 2008. The current low rate environment is the primary reason for the increased loan volume. Our conventional, multi-family and non-residential mortgages increased $10.9 million during the first six months of 2009, and our automobile, manufactured homes and commercial loans increased $5.1 million during the same period. We plan to continue to increase our loan portfolio, maintaining our primary focus on residential lending, but also increasing the proportion of nonresidential, commercial business, commercial real estate, automobile and manufactured home loans.

Premises and equipment. Premises and equipment increased by $1.0 million, or 16.7%, to $7.3 million at June 30, 2009 from $6.3 million at December 31, 2008. The increase is due to the costs incurred to complete our Union Springs full service branch and the purchase of a investment property in downtown Seneca Falls that currently houses the National Women’s Hall of Fame, which has entered into a ten-year lease with the Bank for the building.

Pension Plan Asset. Pension plan asset increased $1.5 million to $1.6 million at June 30, 2009 from $86,000 at December 31, 2008. In January 2009, we contributed $1.5 million to the pension plan.

Deposits. Deposits increased by $21.8 million, or 16.9%, to $150.7 million at June 30, 2009 from $128.9 million at December 31, 2008. We have increased deposits within every category which is due to new offices opened in Auburn and Union Springs and to general market conditions.

Short-term borrowings. Short-term borrowings were reduced to zero at June 30, 2009 from $10.7 million at December 31, 2008 with the inflow of deposits.

Seneca-Cayuga Bancorp, Inc.

Long-term debt. Long-term debt increased by $2.4 million, or 13.2%, to $20.7 million at June 30, 2009 from $18.3 million at December 31, 2008. We increased our long-term debt to take advantage of the low rate environment and reduce our interest rate risk exposure.

Shareholders’ equity. Total shareholders’ equity increased $75,000, or 0.45%, to $16.9 million at June 30, 2009 from $16.8 million at December 31, 2008. The net increase was primarily the result net income of $182,000 for the six months ended June 30, 2009, an increase of $73,000 in our other comprehensive income, offset partially by the reduction of $189,000 for the purchase of 35,000 shares of treasury stock.

Nonperforming Assets

The table below is a summary of the Company’s nonperforming assets at the dates indicated:

	June 30, 2009	December 31, 2008
	(in thousands)
Nonaccrual loans:
Real estate mortgages:
One- to-four-family	$78	$149
Manufactured homes	53	—
Nonresidential	—	36
Automobile	16	11
Home equity	20	20

Total non-accrual loans	$167	$216
Foreclosed assets, net	123	155

Total non-performing assets	$290	$371

Ratios:
Non-performing loans to total loans	0.11%	0.16%
Non-performing loans to total assets	0.08%	0.12%
Non-performing assets to total assets	0.15%	0.21%

At June 30, 2009, two one- to four-family residential mortgages classified as substandard and accruing interest are not included in the above table. Both loans have payment arrangements in place and are 60 days delinquent. In addition, one nonresidential loan relationship with three loans outstanding, located in Ovid, New York and secured by three mix-used buildings with an aggregate balance of $111,000 was classified as substandard, is accruing interest and is not included in the above table. The loans are all currently up to 60 days delinquent, and the borrowers are adhering to a repayment plan which will eventually bring them back to a current status. In the past, the borrowers have been unable to maintain a consistent repayment schedule.

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

Seneca-Cayuga Bancorp, Inc.

The Company has an agreement with the Federal Home Loan Bank that allows it to borrow up to $69.1 million. At June 30, 2009, the Company had outstanding advances and amortizing notes totaling $20.7 million. The Company also has a repurchase agreement with a correspondent bank providing an additional $10.0 million in liquidity, which is secured by the Company’s mortgage-backed securities. There were no advances outstanding under the repurchase agreement at June 30, 2009.

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

At June 30, 2009, the Company had loan commitments to borrowers of approximately $6.8 million and unused lines of credit of approximately $8.0 million. For the second quarter ended June 30, 2009, the Company originated loans of $15.7 million, as compared to $12.7 million of loans originated in the first quarter ended March 31, 2009. There were $3.1 million in one- to four-family mortgages sold through the six months ended June 30, 2009. There were $28,000 in letters of credit outstanding at June 30, 2009.

Time deposit accounts scheduled to mature within one year were $55.1 million at June 30, 2009. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with the Company. We are committed to maintaining a strong liquidity position; therefore, the Company monitors its liquidity position on a daily basis. The Company anticipates that it will have sufficient funds to meet its current funding commitments. The marginal cost of new funding however, whether from deposits or borrowings from the Federal Home Loan Bank, will be carefully considered as the Company monitors its liquidity needs. Therefore, in order to minimize its costs of funds, the Company may consider additional borrowings from the Federal Home Loan Bank in the future.

At June 30, 2009, the Seneca Falls Savings Bank (“Bank”) exceeded each of the applicable regulatory capital requirements. The Bank’s leverage (Tier 1) capital at June 30, 2009 was $16.9 million, or 8.8% of adjusted assets. In order to be classified as “well-capitalized” by the Office of Thrift Supervision (“OTS”), the Bank is required to have Tier 1 capital of $9.6 million, or 5.0% of adjusted assets. To be classified as a well-capitalized bank by the OTS, the Bank must also have a total risk-based capital ratio of 10.0%. At June 30, 2009, the Bank had a total risk-based capital ratio of 13.3%.

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

Seneca-Cayuga Bancorp, Inc.

Part II – Other Information

Item 1 – Legal Proceedings

At June 30, 2009, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

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

There were no purchases made during the three months ended June 30, 2009. The maximum number of shares that may yet be purchased under the program is 74,825.

Item 3 – Defaults Upon Senior Securities

Not applicable.

Item 4 – Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on May 21, 2009. The matters considered and voted on at the annual meeting and the vote of the stockholders was as follows:

Proposal No. 1

The election of directors, each for a three-year term.

	For	Withheld	Broker Non-Votes
Bradford M. Jones	1,964,877	38,927	0
Dr. Frank Nicchi	1,964,877	38,927	0
Gerald Macaluso	1,964,877	38,927	0

Proposal No. 2

The ratification of the appointment of Beard Miller Company LLP as the independent registered public accounting firm for the Company for the year ending December 31, 2009.

	For	Against	Abstain	Broker Non-Votes
Number of Votes	2,003,674	100	30	0
Percentage of votes cast	100%	0%	0%	0%

Item 5 – Other Information

In August 2009, the Board of Directors approved the publishing of a “Notice to Establish a Branch Office” per regulatory guidance. The Bank plans to purchase an existing bank building at 89 Main Street, Phelps, New York and open a branch there by October 31, 2009.

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

Seneca-Cayuga Bancorp, Inc.

Date: August 13, 2009	/s/ Menzo D. Case
Menzo D. Case President and Chief Executive Officer

Date: August 13, 2009	/s/ Bonnie L. Morlang
Bonnie L. Morlang Senior Vice President and Chief Accounting Officer

Index to Exhibits

Exhibit No.	Description	Page No.
31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer	31

31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Accounting Officer	32

32.1	Section 1350 Certification of the Chief Executive Officer and Chief Accounting Officer	33